Form 10-Q/A
period 2003-06-30
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2003-11-05
CIK 1227268

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. During the six months ended June 30 2003, the Master experienced a cumulative loss of approximately 22%. This loss was primarily attributable to extraordinary price activity in U.S. natural gas markets at the end of February which led to losses in the Master's energy market positions. The Masters' liquidity was not hindered as a result of these market movements.

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

Results of Operations


     During the Partnership's second quarter of 2003, the net asset value per unit increased 17.7% from $717.72 to $844.99. The Partnership experienced a net trading gain in the second quarter of 2003 of $17,337,509. Gains were primarily attributable to the Master's trading of commodity futures in IPE Brent Crude Oil, NYMEX Unleaded Gas and NYMEX Heating Oil and were partially offset by losses in energy swaps, NYMEX Crude Oil and NYMEX Natural Gas. The Partnership commenced trading operations on July 1, 2002 and as a result, comparative information is not available.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master Fund) depends on the Advisor's ability to forecast price changes in energy and energy related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master Fund) expects to increase capital through operations.



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