Form 10-K/A
period 2003-12-31
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2004-03-29
CIK 1227268

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



/s/ Maureen O'Toole                              /s/ Steve J. Keltz
    Maureen O'Toole                                  Steve J. Keltz
    Director                                         Secretary and Director



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


Date: March 15, 2004
                                           /s/  David J. Vogel
                                                David J. Vogel
                                                Citigroup Managed Futures LLC
                                                President and Director

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