Form 10-Q
period 2004-03-31
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2004-05-10
CIK 1227268

FOR0M 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended March 31, 2004
                      --------------

Commission File Number 0-50272
                       -------

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

                                                         Yes X    No
                                                             --      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                         Yes X    No
                                                             --     ----

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                                    FORM 10-Q
                                      INDEX

                                                                 Page
                                                                Number

PART I - Financial Information:

  Item 1.  Financial Statements:

           Statements of Financial Condition at
           March 31, 2004 and December 31,
           2003 (unaudited).                                       3

           Statements of Income and Expenses
           and Partners' Capital for the three
           months ended March 31, 2004 and
           2003  (unaudited).                                      4

           Statements of Cash Flows for the three
           months ended March 31, 2004
           and 2003 (unaudited)                                    5

           Notes to Financial Statements,
           including the Financial Statements of
           SB AAA Master Fund LLC (unaudited).                   6 - 16

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                          17 - 19

  Item 3.  Quantitative and Qualitative
           Disclosures about Market Risk                        20 - 21

  Item 4.  Controls and Procedures                                22

PART II - Other Information                                       23

                                     PART I

                          Item 1. Financial Statements

                   SALOMON SMITH BARNEY AAA ENERGY FUND L.P II
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                             March 31,    December 31,
                                                                               2004           2003
                                                                           -----------   ------------

Assets:

Investment in the Master, at fair value                                     $98,140,322   $98,995,554
Cash                                                                             94,212        42,632
                                                                           -----------    -----------
                                                                            $98,234,534   $99,038,186
                                                                            ===========   ===========

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Management fees                                                             $ 166,304     $ 168,162
  Administrative fees                                                            41,576        42,041
  Other                                                                          61,380        39,589
 Redemptions payable                                                          2,672,801     2,185,482
                                                                             ----------     ----------
                                                                              2,942,061     2,435,274
                                                                             ----------     ----------
Partners' Capital:
General Partner, 2,476.2826  Unit equivalents
   outstanding in 2004 and 2003                                               2,139,072     1,954,753
Limited Partners, 108,951.6200 and 119,900.7712  Redeemable Units of
  Limited Partnership Interest outstanding in 2004 and 2003, respectively    93,153,401    94,648,159
                                                                             ---------     -----------
                                                                             95,292,473    96,602,912
                                                                             ----------    -----------
                                                                            $98,234,534   $99,038,186
                                                                             ==========   ===========

See Accompanying Notes to Unaudited Financial Statements.

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
                                                                  --------------------------
                                                                      2004          2003
                                                                  --------------------------
Income:
Realized gains (losses) on closed positions
  from Master                                                     $9,398,089   $(58,954,942)
Change in unrealized gains (losses) on open positions
  from Master                                                       (495,383)    13,181,502
Interest income allocated from Master                                169,351        345,289
Expenses allocated from Master                                      (878,831)    (2,864,066)
                                                                   ---------  -------------
                                                                   8,193,226    (48,292,217)
                                                                   ---------   -------------
Expenses:
  Management fees                                                    479,986        577,144
  Administrative fees                                                119,997        144,285
  Other expenses                                                      27,791         12,104
                                                                   ---------   -------------
                                                                     627,774        733,533
                                                                   ---------  -------------
Net income (loss)                                                  7,565,452    (49,025,750)
Additions                                                                  -     22,441,000
Redemptions                                                       (8,875,891)    (2,927,642)
                                                                 -----------   -------------
  Net decrease in Partners' capital                               (1,310,439)   (29,512,392)
Partners' capital, beginning of period                            96,602,912    126,845,282
                                                                 -----------   -------------
Partners' capital, end of period                                 $95,292,473    $97,332,890
                                                                  ==========   =============
Net asset value per Redeemable Unit
 (111,427.9026 and 135,236.4651 Redeemable Units outstanding
  at March 31, 2004 and 2003, respectively)                        $  855.19     $   719.72
                                                                 ===========   =============
Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                      $  65.80     $  (361.41)
                                                                  ----------   -------------
Redemption value per Redeemable Unit                                $ 855.19     $   719.36
                                                                  ==========   =============

See Accompanying Notes to Unaudited Financial Statements

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ---------------------------

Cash flows from operating activities:
  Net income (loss)                                   $7,565,452    $(49,025,750)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Changes in operating assets and liabilities:
     Investment in Master Fund, at fair value            855,232      30,329,371
     Accrued expenses:
      Decrease in management fees                         (1,858)        (51,507)
      Decrease in administrative fees                       (465)        (12,877)
      Due to GCM                                               -          (5,853)
      Increase in other                                   21,791          11,662
     Increase (decrease) in redemptions payable          487,319        (739,737)
                                                    ------------    ------------
        Net cash provided by (used in) operating
         activities                                    8,927,471     (19,494,691)
                                                    ------------    ------------
Cash flows from financing activities:
  Proceeds from additions                                      -      22,441,000
  Payments for redemptions                            (8,875,891)     (2,927,642)
                                                    ------------    ------------
        Net cash provided by (used in) financing
         activities                                   (8,875,891)     19,513,358
                                                    ------------    ------------
        Net change in cash                                51,580          18,667
        Cash, at beginning of period                      42,632          31,597
                                                    ------------    ------------
        Cash, at end of period                         $  94,212      $   50,624
                                                    ============    ============

See Accompanying Notes to Unaudited Financial Statements

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)






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

Effective July 1, 2002, the Partnership allocated all of its capital to the SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash, the Partnership purchased 64,945.0387 Units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a Special Limited Partner of the Partnership, an employee of CGM and a related party. Individual and pooled accounts currently managed by the Advisor, including the Partnership (collectively, the "Feeder Funds"), are permitted to be non-managing members of the Master. The General Partner and the Advisor, believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of March 31, 2004, the Partnership owns approximately 37.7% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Members' Capital, Condensed Schedule of Investments and Statement of Cash Flows are included herein.

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

The Master's Statements of Financial Condition as of March 31, 2004 and December 31, 2003, Condensed Schedules of Investments as of March 31, 2004 and December 31, 2003, Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three months ended March 31, 2004 and 2003 are presented below:

                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                  (Unaudited)

                                                                     March 31,    December 31,
                                                                      2004           2003
                                                                 ------------    --------------
Assets:
  Equity in commodity futures trading account:
   Cash (restricted $31,423,756 and  $48,471,997, respectively)   $250,595,531   $231,361,103
   Net unrealized appreciation on open futures positions             8,109,469      8,845,539
   Unrealized appreciation on open swaps positions                  40,162,655     50,093,912
   Commodity options owned, at fair value
    (cost $30,530,491 and $49,687,512, respectively)                36,117,993     42,630,230
                                                                  ------------   ------------
                                                                   334,985,648    332,930,784
   Due from brokers                                                  1,011,299      2,148,690
   Interest receivable                                                 170,348        159,050
                                                                  ------------   ------------

                                                                  $336,167,295   $335,238,524
                                                                  ============   ============
Liabilities and Members' Capital:
 Liabilities:
  Unrealized depreciation on open swap positions                  $ 27,993,038   $ 18,654,566
  Commodity options written, at market value
   (premium received $41,392,687 and $47,549,852, respectively)     45,325,611     57,804,597
  Accrued expenses:
    Commissions                                                      1,733,248      1,670,425
    Professional fees                                                   51,065         59,625
  Due to brokers                                                       336,875      1,815,015
  Due to CGM                                                            22,978         22,978
  Distribution payable                                                 167,702        153,681
                                                                  ------------   ------------
                                                                    75,630,517     80,180,887
                                                                  ------------   ------------
Members' Capital:
  Members' Capital, 198,036.9344 and 211,023.7320 Units
   outstanding in 2004 and 2003, respectively                      260,536,778    255,057,637
                                                                  ------------   ------------
                                                                  $336,167,295   $335,238,524
                                                                  ============   ============

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

           Number of
Sector      Contracts   Contract                                                  Fair Value
-------   ----------    -----------------------------------                       ----------
Energy                  Futures contracts purchased 12.09%
             4,601      NYMEX Natural Gas Jun. 04 - Mar. 06 11.42%               $29,747,052
                        Other  0.67%                                               1,738,999

                        Futures contracts sold (8.97)%                           (23,376,582)
                                                                                 -----------
                          Total futures contracts 3.12%                            8,109,469

                        Options owned 13.86%
             6,318      NYMEX Natural Gas May 04 - Apr.05  9.37%                  24,408,789
                        Other  4.49%                                              11,709,204
                                                                                  ----------
                                                                                  36,117,993
                        Options written (17.40)%
             4,529      NYMEX Natural Gas May 04 - Dec. 04 (11.39)%              (29,673,208)
                        Other  (6.01)%                                           (15,652,403)
                                                                                 -----------
                                                                                 (45,325,611)
                        Unrealized appreciation on Swaps contracts 15.41%
                        NYMEX Gasoline Dec. 05 5.41%                              14,104,977
                        Other 10.00%                                              26,057,678
                                                                                  ----------
                                                                                  40,162,655
                        Unrealized depreciation on Swaps contracts  (10.74)%
                        NYMEX Gasoline Dec. 05 (7.47)%                           (19,457,370)
                        Other (3.27)%                                             (8,535,668)
                                                                                 -----------
                                                                                 (27,993,038)
                                                                                 -----------
Total Energy Fair Value 4.25%                                                    $11,071,468
                                                                                 ===========

                                               Investments at                  % of Investments at
Country Composition                             Fair Value                         Fair Value
--------------------                           -------------                     ------------
United Kingdom                                   $  (618,055)                        (5.58)%
United States                                     11,689,523                        105.58
                                                 -----------                        -------
                                                $ 11,071,468                        100.00%
                                                ============                        ======

Percentages are based on Members' Capital unless otherwise indicated
                                       9

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

                    Number of
Sector              Contracts    Contract                                            Fair Value
------              ---------    --------                                            -----------
Energy                           Futures contracts purchased 5.35%                   $13,637,465
                                 Futures contracts sold (1.88)%                       (4,791,926)
                                                                                     -----------
                                   Total futures contracts 3.47%                       8,845,539

                                 Options owned 16.71%
                    6,488        NYMEX Natural Gas Put Feb. 04 - Oct. 04  8.98%       22,900,060
                                 Other 7.73%                                          19,730,170
                                                                                     -----------
                                                                                      42,630,230
                                 Options written (22.66)%
                    7,335        NYMEX Natural Gas Call Feb. 04 - Dec. 04 (16.04)%   (40,916,710)
                                 Other (6.62)%                                       (16,887,887)
                                                                                     -----------
                                                                                     (57,804,597)
                                 Unrealized appreciation on Swaps contracts 19.64%
                    1,000        HH Natural Gas Feb. 04  8.22%                        20,967,521
                                 Other 11.42%                                         29,126,391
                                                                                     -----------
                                                                                      50,093,912

                                 Unrealized depreciation on Swaps contracts (7.31)%  (18,654,566)
                                                                                     -----------
Total Energy Fair Value 9.85%                                                        $25,110,518
                                                                                     ===========

                                                      Investments at      % of Investments at
        Country Composition                             Fair Value            Fair Value
        --------------------                           -------------        -----------------

        United Kingdom                                    $(113,943)            (0.45)%
        United States                                    25,224,461            100.45
                                                        -----------            ------
                                                        $25,110,518            100.00%
                                                         ==========            ======

Percentages are based on Members' Capital unless otherwise indicated.

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
             Statements of Income and Expenses and Member's Capital
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                     ------------------------------
                                                             2004          2003
                                                      ----------------------------

Income:
 Net gains (losses) on trading of commodity
   interests:
 Realized gains (losses) on closed positions         $  24,591,283    $(143,773,821)
 Change in unrealized gains (losses) on open
   positions                                            (1,039,194)      32,010,513
                                                     -------------    -------------
                                                        23,552,089     (111,763,308)
 Interest income                                           459,513          822,408
                                                     -------------    -------------
                                                        24,011,602     (110,940,900)
                                                     -------------    -------------
Expenses:
 Brokerage commissions including clearing fees
   of  $269,728 and $1,036,546, respectively             2,327,297        6,497,159
 Other expenses                                             11,740            9,194
                                                     -------------    -------------
                                                         2,339,037        6,506,353
                                                     -------------    -------------
 Net income (loss)                                      21,672,565     (117,447,253)

 Additions                                               1,539,508       32,986,186
 Redemptions                                           (17,282,974)     (21,494,026)
 Distribution of interest to feeder funds                 (449,958)        (780,227)
                                                     -------------    -------------
Net increase (decrease) in Members Interest              5,479,141     (106,735,320)

Members' capital, beginning of period                  255,057,637      350,283,453
                                                      ------------    -------------
Members' capital, end of period                      $ 260,536,778    $ 243,548,133
                                                     =============    =============
Net asset value per Unit
  (198,036.9344 and 224,062.2088 Units outstanding
  in March 31, 2004 and 2003, respectively)          $    1,315.61    $    1,086.49
                                                     =============    =============

Net income (loss) per Unit of Member Interest        $      109.18    $     (530.48)
                                                     =============    =============


                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                          March 31,
                                                              -------------------------------------
                                                                   2004                2003
                                                              ---------------     ----------------


Cash flows from operating activities:
     Net income (loss)                                           $21,672,565        $(117,447,253)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
        Changes in operating assets and liabilities:
          Net unrealized appreciation on open futures positions      736,070           15,511,411
          Unrealized appreciation on open swaps positions          9,931,257           (7,200,789)
          Commodity options owned, at fair value                   6,512,237          (18,025,816)
          Due from brokers                                         1,137,391           (1,331,133)
          (Increase) decrease in interest receivable                 (11,298)              44,349

          Unrealized depreciation on open swaps positions          9,338,472          (17,803,498)
          Commodity options written, at fair value               (12,478,986)         (13,542,641)
          Accrued Expenses:
           Increase (decrease) in commissions                         62,823           (1,672,096)
           Increase (decrease) in professional fees                   (8,560)               9,193
           Due to brokers                                         (1,478,140)           7,163,242
          Increase (decrease)in distribution of
             interest to feeder funds                                 14,021              (42,499)
                                                              ---------------     ----------------
              Net cash provided by (used in) operating
               activities                                         35,427,852         (154,337,530)
                                                              ---------------     ----------------
Cash flows from financing activities:
     Proceeds from additions                                       1,539,508           32,986,186
     Payments for redemptions                                    (17,282,974)         (21,494,026)
     Distribution of interest to feeder funds                       (449,958)            (780,227)
                                                              ---------------     ----------------
              Net cash provided by (used in) financing
               activities                                        (16,193,424)          10,711,933
                                                              ---------------     ----------------
              Net change in cash                                  19,234,428         (143,625,597)
              Cash, at beginning of period                       231,361,103          330,218,077
                                                              ---------------     ----------------
              Cash, at end of period                            $250,595,531        $ 186,592,480
                                                              ===============     ================

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

2.     Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:

                                                               Three Months Ended
                                                                     March 31,
                                                             ---------------------
                                                                2004      2003
                                                             ---------------------


Net realized and  unrealized gains (losses)*                   $69.72     $(358.52)
Interest income                                                  1.43         2.55
Expenses**                                                      (5.35)       (5.44)
                                                               -------    ---------
Increase (decrease) for the period                              65.80      (361.41)

Net Asset Value per Redeemable Unit, beginning of period       789.39     1,078.66
Redemption/ subscription value per Unit versus net
asset value per Redeemable Unit                                     -         2.47
                                                              -------    ---------
Net Asset Value per Redeemable Unit,
  end of period                                               $855.19      $719.72
                                                              -------    ---------
Redemption/ subscription value per Redeemable Unit,
 end of period***                                             $855.19      $719.96
                                                              =======     ========

*  Includes commissions expense allocated from Master.
** Excludes commissions expense allocation from Master and includes incentive fee allocation to special limited partner.

*** For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription net asset value per Redeemable Unit.

Ratios to average net assets:****
  Net investment loss before incentive fee allocation*****     (5.7)%  (11.1)%
                                                               ====     ====

  Operating expenses                                            6.4%    12.2%
   Incentive fee allocation                                       -        -
                                                               ----     ----
   Total expenses and incentive fee allocation                  6.4%    12.2%
                                                               ====     ====

Total return:
   Total return before incentive fee allocation                 8.3%   (33.3)%
   Incentive fee allocation                                       -        -
                                                               ----     ----
   Total return after incentive fee allocation                  8.3%   (33.3)%
                                                                ====    ====

**** Annualized (except for incentive fee allocation)
***** Interest income less total expenses (exclusive of incentive fee allocation)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



Financial Highlights of the Master:

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      2004          2003
                                                   ------------------------
Net realized  and unrealized gains (losses)*         $106.95     $(534.16)
Interest income                                         2.27         3.72
Expenses**                                             (0.04)       (0.04)
                                                    ---------    ---------
Increase (decrease) for the period                    109.18      (530.48)
Distributions                                          (2.23)       (3.52)
Net Asset Value per Unit, beginning of period       1,208.66     1,620.49
                                                   ---------    ---------
Net Asset Value per Unit, end of period            $1,315.61    $1,086.49
                                                    =========    ========

* Includes brokerage commissions
** Excludes brokerage commissions


Ratios to average net assets:***
Net investment loss ****                             (3.0)%       (7.6)%
                                                      ===         ====

Operating expenses                                    3.7%         8.7%
                                                      ===         ====

Total return:                                         9.0%       (32.7)%
                                                      ===         ====


*** Annualized
**** Interest income less total expenses


The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

3.   Trading Activities:

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

The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $3,338,717 and $39,703,607, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2004 and December 31, 2003 were $11,071,468 and $25,110,518, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.   Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master's swaps contracts are OTC contracts.

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

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

The  majority of these  instruments  mature  within one year of March 31,  2004.
However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership while substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2004, Partnership capital decreased 1.4% from $96,602,912 to $95,292,473. This decrease was attributable to the redemptions of 10,949.1512 Redeemable Units totaling $8,875,891, which was partially offset by the net income from operations of $7,565,452. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2004, the Master's capital increased 2.1% from $255,057,637 to $260,536,778. This increase was attributable to net income from operations of $21,672,565 coupled with additions of 1,257.1846 Units totaling $1,539,508, which was partially offset by the redemptions of 14,243.9822 Units totaling $17,282,974 and distributions of interest of $449,958 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's first quarter of 2004, the net asset value per Redeemable Unit increased 8.3% from $789.39 to $855.19 The Partnership experienced a net trading gain before brokerage commission and related fees in the first quarter of 2004 of $8,902,706. Gains were primarily attributable to the Master's trading of commodity futures in energy swaps, NYMEX Crude Oil, NYMEX Natural Gas and NYMEX Unleaded Gas and were partially offset by losses in IPE Brent Crude and NYMEX Heating Oil. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2003 of $45,773,440. Losses were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, IPE Brent Crude Oil, NYMEX Unleaded Gas and NYMEX Heating Oil and were partially offset by losses in energy swaps, NYMEX Crude Oil and IPE Gas Oil.

After a slow start to the year the first quarter of 2004 ended with solid gains.

The year began with a fairly static January performance. Losses early in the month forced some scale back of position size in both petroleum and natural gas. But, soft cash markets finally prevailed over weather, and natural gas prices dropped nearly $2.00/MM BTU. This was in line with expectations and allowed for gains in natural gas which brought performance for the month back to near break even.

The month of February saw a strong performance across the energy markets with solid gains accrued in both natural gas and petroleum positions. The lion's share of the February gain was tied to trading in easing US natural gas markets. Bear spreads on the front end of the natural gas price curve yielded strong results as prices declined toward $5.00 per MMBTU. Natural gas gains also benefited from the long dated portion of the price curve (beyond mid 2004), where the advisor had much of its long term length, actually edged higher during February even as cash and spot futures prices retreated.

March's positive performance came from a number of sectors including long dated crude futures positions (long Dec 2005), length in gasoline spreads and gasoline options. One of the largest contributors to the positive bottom line came from the natural gas sector. Specifically, a bearish short option/volatility position on the front end of the market combined with a long futures position in the summer months yielded solid results as the curve weakened amid general market inactivity and contracting option premiums.

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

Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from Master for the three months ended March 31, 2004 decreased by $175,938, as compared to the corresponding period in 2003. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 30, 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2004 decreased by $97,158, as compared to the corresponding period in 2003. The decrease in management fees is due to a decrease in assets during the three months ended March 31, 2004.

Special limited partner allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no allocations accrued for the three months ended March 31, 2004 and 2003.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2004 and the highest and lowest value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2004, the Master's total capitalization was $260,536,778. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.



                        March 31, 2004

                                                                   Year to Date
                                                 --------------------------------------------------
                                  % of Total           High              Low         Average Value at
Market Sector   Value at Risk   Capitalization    Value at Risk     Value at Risk          Risk
--------------  ------------- ------------------- ----------------- ----------------- -------------
Energy            $18,998,850       7.29%         $29,837,388       $10,894,859        $16,381,705
Energy Swaps        1,988,189       0.76%          $6,027,189        $1,988,189         $3,188,189
                    ---------       -----
Total             $20,987,039       8.05%
                  ===========      =====

Item 4. Controls and Procedures

Based  on  their  evaluation  of  the  Partnership's   disclosure  controls  and
procedures as of March 31, 2004, the Chief Financial Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Regulatory Matters.

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP.

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Mutual Funds.

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the SEC and a United States Attorney into the arrangements under which CGMH became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGMH is cooperating fully with all such reviews.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Units at the end of each month. For the three months ended March 31, 2003 there were additional sales of 21,548.2982 Redeemable Units totaling $22,441,000.

          Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

           The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,     4,437.9763              $779.74                 N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February     3,385.7864              $810.04                 N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004     3,125.3885              $855.19                 N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                             10,949.1512              $814.99                 N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6 Exhibits and Reports on Form 8-K

          (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

               Exhibit   -  31.1  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of President and Director).

               Exhibit   -  31.2  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of Chief Financial Officer and Director).

               Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

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


SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II


By:  Citigroup Managed Futures LLC
         (General Partner)



By:  /s/ David J. Vogel
         ---------------
         David J. Vogel, President and Director


Date: May 10, 2004



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
         ---------------
         David J. Vogel
         President and Director


Date: May 10, 2004




By:  /s/ Daniel R. McAuliffe, Jr.
         -----------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date: May 10, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004


                                            /s/ David J. Vogel
                                                --------------
                                                David J. Vogel
                                                Citigroup Managed Futures LLC
                                                President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004

                                       /s/ Daniel R. McAuliffe, Jr.
                                           -----------------------
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Salomon Smith Barney AAA Energy Fund L.P. II (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.


/s/ David J. Vogel
    -------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

May 10, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Salomon Smith Barney AAA Energy Fund L.P. II (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.


/s/ Daniel R. McAuliffe, Jr.
    ----------------------
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director


May 10, 2004