Form 10-Q
period 2004-06-30
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2004-08-06
CIK 1227268

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended June 30, 2004
                      -------------

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

                                                          Yes X  No___


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                          Yes X  No___

                  SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II
                                    FORM 10-Q
                                      INDEX

                                                                   Page
                                                                  Number

PART I - Financial Information:

   Item 1.  Financial Statements:

            Statements of Financial Condition at
            June 30, 2004 and December 31,
            2003 (unaudited).                                          3

            Statements of Income and Expenses
            and Partners' Capital for the three and six
            months ended June 30, 2004 and
            2003  (unaudited).                                         4

            Statements of Cash Flows for the three and six
            months ended June 30, 2004
            and 2003 (unaudited)                                       5

            Notes to Financial Statements,
            including the Financial Statements of
            SB AAA Master Fund LLC (unaudited).                      6 - 16

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                             17 - 19

   Item 3.  Quantitative and Qualitative
            Disclosures about Market Risk                           20 - 21

   Item 4.  Controls and Procedures                                   22

PART II - Other Information                                           23

                                     PART I

                          Item 1. Financial Statements

                  Salomon Smith Barney AAA Energy Fund L.P. II
                        Statements of Financial Condition
                                   (Unaudited)

                                                                              June 30,   December 31,
                                                                               2004           2003
                                                                            ----------    -----------

Assets:

Investment in the Master, at fair value                                     $95,107,429   $98,995,554
Cash                                                                             49,844        42,632
                                                                            -----------   -----------
                                                                            $95,157,273   $99,038,186
                                                                             ==========   ===========

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Management fees                                                           $   155,968   $   168,162
  Administrative fees                                                            38,992        42,041
  Other                                                                          17,066        39,589
 Redemptions payable                                                          1,096,066     2,185,482
                                                                             ----------    -----------
                                                                              1,308,092     2,435,274
                                                                             ----------    -----------
Partners' Capital:
General Partner, 2,501.2826 and 2,476.2826  Unit equivalents
  outstanding in 2004 and 2003, respectively                                  2,209,033     1,954,753
Limited Partners, 103,764.3489 and 119,900.7712 Redeemable Units of
  Limited Partnership Interest outstanding in 2004 and 2003, respectively    91,640,148    94,648,159
                                                                            -----------    -----------

                                                                             93,849,181    96,602,912
                                                                             ----------   -----------

                                                                            $95,157,273   $99,038,186
                                                                             ==========    ===========

See Accompanying Notes to Unaudited Financial Statements.

                  Salomon Smith Barney AAA Energy Fund L.P. II
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                                   ----------------------------------------------------------------
                                                                     2004                2003           2004             2003
                                                                   ----------------------------------------------------------------
Income:
  Realized gains (losses) on closed positions from Master              $ 1,344,673     $ 20,482,216   $ 10,742,762    $(38,472,726)
  Change in unrealized gains (losses) on open
   positions from Master                                                 3,021,287       (1,838,130)     2,525,904      11,343,372
  Income allocated from Master                                             179,639          231,951        348,990         577,240
  Expenses allocated from Master                                          (820,821)      (1,312,684)    (1,699,651)     (4,176,750)
                                                                     -------------      -----------     -----------    ------------
                                                                         3,724,778       17,563,353     11,918,005     (30,728,864)
                                                                     -------------      -----------     ----------     -------------
Expenses:
  Management fee                                                           477,650          543,984        957,636       1,121,128
  Administrative fee                                                       119,412          135,995        239,409         280,280
  Other expenses                                                            35,011           11,808         62,803          23,912
                                                                     -------------       ----------     ----------     ------------
                                                                           632,073          691,787      1,259,848       1,425,320
                                                                     -------------       ----------     ----------     ------------
  Net income  (loss)                                                     3,092,705       16,871,566     10,658,157     (32,154,184)
  Additions - Limited Partners                                                   -           50,000             -       22,491,000
  Redemptions     -Limited Partners                                     (4,535,997)      (1,400,058)   (13,411,888)     (4,327,700)
                                                                     --------------     -----------     ----------     ------------
  Net increase (decrease) in Partners' capital                          (1,443,292)      15,521,508     (2,753,731)    (13,990,884)
Partners' capital, beginning of period                                  95,292,473       97,332,890     96,602,912     126,845,282
                                                                     -------------     ------------     ----------    -------------
Partners' capital, end of period                                      $ 93,849,181    $ 112,854,398   $ 93,849,181    $112,854,398
                                                                     =============     ============   ============    =============
Net asset value per Unit
  (106,265.6315 and 133,557.5013 Redeemable
  Units outstanding at June 30, 2004
  2003, respectively)                                                   $   883.16       $   844.99     $   883.16      $   844.99
                                                                      ============       ==========     ==========      ===========
Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                          $   27.97       $   127.27      $   93.77     $   (233.67)
                                                                     ============      ===========     ==========      ===========

Redemption Net asset value per Redeemable Unit                         $   883.16       $   845.00      $  883.16      $   845.00
                                                                     ============      ===========     ==========      ===========


See Accompanying Notes to Unaudited Financial Statements.

                  Salomon Smith Barney AAA Energy Fund L.P. II
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Three months ended           Six months ended
                                                                             June 30,                     June 30,
                                                                   ----------------------------------------------------------
                                                                        2004           2003          2004          2003
                                                                   ----------------------------------------------------------
Cash flows from operating activities:

    Net income (loss)                                                   $3,092,705   $16,871,566   $10,658,157  $(32,154,184)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Changes in operating assets and liabilities:
                  Investment in Master, at fair value                    3,032,893   (13,243,345)    3,888,125    17,086,026
             Accrued expenses:
                  Increase (decrease) in management fees                   (10,336)       16,274       (12,194)      (35,233)
                  Increase (decrease) in administrative fees                (2,584)        4,068        (3,049)       (8,809)
                  Decrease in due to CGM                                         -       (22,718)             -      (28,571)
                  Increase (decrease) in other                             (44,314)       11,467       (22,523)       23,129
             Decrease in redemptions payable                            (1,576,735)   (2,275,567)   (1,089,416)   (3,015,304)
                                                                        -----------    ----------   -----------  -----------
                           Net cash provided by (used in)
                            operating activities                         4,491,629     1,361,745    13,419,100   (18,132,946)
                                                                        ----------     ---------    ----------   ------------

Cash flows from financing activities:

    Proceeds from additions                                                      -        50,000             -    22,491,000
    Payments for redemptions                                            (4,535,997)   (1,400,058)  (13,411,888)   (4,327,700)
                                                                       ------------    ----------   ----------   ------------
                            Net cash provided by (used in)
                             financing activities                       (4,535,997)   (1,350,058)  (13,411,888)   18,163,300
                                                                       -----------     ---------   -----------    -----------
                            Net change in cash                             (44,368)       11,687         7,212        30,354
                            Cash, at beginning of period                    94,212        50,624        42,632        31,957
                                                                        ----------     ---------   -----------    ----------
                            Cash, at end of period                        $ 49,844     $  62,311     $  49,844     $  62,311
                                                                        ==========     =========   ===========    ==========

See Accompanying Notes to Unaudited Financial Statements.

                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


1. General:

     Salomon Smith Barney AAA Energy Fund L.P. II (the "Partnership") is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but currently trades solely energy and energy-related products. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. During the initial offering period (May 31, 2002 through July 1, 2002), the Partnership sold 93,975 redeemable units of Limited Partnership Interest ("Redeemable Units"). The Partnership commenced trading on July 1, 2002.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the General Partner (the "General Partner") of the Partnership and the managing member of the Master, as defined below. The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     Effective July 1, 2002, the Partnership allocated all of its capital to SB AAA Master Fund LLC, a New York limited liability company (the "Master"). With this cash, the Partnership purchased 64,945.0387 Units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a Special Limited Partner of the Partnership, an employee of CGM and a related party. Individual and pooled accounts currently managed by the Advisor, including the Partnership (collectively, the "Feeder Funds"), are permitted to be non-managing members of the Master. The General Partner and the Advisor, believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     As of June 30, 2004, the Partnership owned approximately 36.4% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

The Master's Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2004 and December 31, 2003 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003 are presented below:


                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            2004                2003
                                                                        --------------       ------------
Assets:

  Equity in commodity futures trading account:
  Cash  (restricted $32,548,811 and  $48,471,997, respectively)           $246,443,750     $  231,361,103
  Net unrealized appreciation on open futures positions                     15,310,591          8,845,539
  Unrealized appreciation on open swaps positions                           56,926,392         50,093,912
  Commodity options owned, at fair value
   (cost $27,220,225 and $49,687,512, respectively)                         33,541,142         42,630,230
                                                                         -------------       ------------
                                                                           352,221,875        332,930,784
  Due from brokers                                                           4,841,914          2,148,690
  Interest receivable                                                          184,111            159,050
                                                                         -------------       -------------
                                                                          $357,247,900     $  335,238,524
                                                                         =============       =============

Liabilities and Members' Capital:
Liabilities:
  Unrealized depreciation on open swap positions                          $ 53,255,398        $18,654,566
  Commodity options written, at market value
   (premium received $42,707,960 and $47,549,852, respectively)             38,180,640         57,804,597
  Accrued expenses:
   Commissions                                                               1,674,819          1,670,425
   Professional fees                                                            42,540             59,625
  Due to brokers                                                             2,371,013          1,815,015
  Due to CGM                                                                    22,978             22,978
  Distribution payable                                                         182,583            153,681
                                                                          ------------        ------------
                                                                            95,729,971         80,180,887
                                                                          ------------        ------------
Members' Capital:
  Members' Capital, 191,545.8749 and 211,023.7320 Units
  outstanding in 2004 and 2003, respectively                               261,517,929        255,057,637
                                                                          ------------        -----------
                                                                          $357,247,900     $  335,238,524
                                                                          ============        ============

                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

           Number of
Sector     Contracts   Contract                                                     Fair Value
------     ----------- -----------------------------------                        ------------

Energy
                       Futures contracts purchased 4.29%                        $  11,210,090
                       Futures contracts sold 1.56%
                                                                                    4,100,501
                                                                                 -------------
                         Total futures contracts 5.85%                             15,310,591

                       Options owned 12.83%
                2,117  NYMEX Natural Gas Aug. 04 - May 05  5.58%                   14,584,160
                       Other  7.25%                                                18,956,982
                                                                                 -------------
                                                                                   33,541,142

                       Options written (14.60)%
                1,647  NYMEX Natural Gas Aug. 04 - Feb. 05 (7.15)%                (18,705,710)
                       Other  (7.45)%                                             (19,474,930)
                                                                                 -------------
                                                                                  (38,180,640)

                       Unrealized appreciation on Swaps contracts 21.77%           56,926,392

                       Unrealized depreciation on Swaps contracts (20.37)%        (53,255,398)
                                                                                 ------------
           Total Energy Fair Value 5.48%                                        $  14,342,087
                                                                                 ============



                        Investment at        % of Investment at
Country Composition      Fair Value               Fair Value
--------------------     ----------          -----------------
United Kingdom          $   422,630                   2.95%
United States            13,919,457                  97.05
                         ----------                 --------
                        $14,342,087                 100.00%
                         ==========              ===========

Percentages are based on Members' Capital unless otherwise indicated.

                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003

                     Number of
Sector               Contracts    Contract                                               Fair Value
-----------         -----------  --------------------------------------------         -------------

Energy                           Futures contracts purchased 5.35%                     $13,637,465
                                 Futures contracts sold (1.88)%                         (4,791,926)
                                                                                       -----------
                                   Total futures contracts 3.47%                         8,845,539

                                 Options owned 16.71%
                      6,488      NYMEX Natural Gas Put Feb. 04 - Oct. 04  8.98%         22,900,060
                                 Other 7.73%                                            19,730,170
                                                                                       -----------
                                                                                        42,630,230
                                 Options written (22.66)%
                      7,335      NYMEX Natural Gas Call Feb. 04 - Dec. 04 (16.04)%     (40,916,710)
                                 Other (6.62)%                                         (16,887,887)
                                                                                       ------------
                                                                                       (57,804,597)
                                 Unrealized appreciation on Swaps contracts 19.64%
                      1,000      HH Natural Gas Feb.  04  8.22%                         20,967,521
                                 Other 11.42%                                           29,126,391
                                                                                       ------------
                                                                                        50,093,912

                                 Unrealized depreciation on Swaps contracts (7.31)%    (18,654,566)
                                                                                       ------------
Total Energy Fair Value 9.85%                                                          $25,110,518
                                                                                       ============

                                                   Investments at                 % of Investments at
Country Composition                                  Fair Value                       Fair Value
--------------------                              -----------                      ----------------
United Kingdom                                      $(113,943)                         (0.45)%
United States                                      25,224,461                         100.45
                                                  -----------                         ------
                                                  $25,110,518                         100.00%
                                                  ===========                         =======



Percentages are based on Members' Capital unless otherwise indicated.

                        SMITH BARNEY AAA ENERGY FUND L.P.
                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
             Statements of Income and Expenses and Members' Capital
                                   (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                         June 30,
                                                        ----------------------------------------------------------------
                                                             2004            2003                2004               2003
                                                        -----------------------------------------------------------------
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions             $   3,978,261    $  51,205,109    $  28,569,544    $ (92,568,712)
Change in unrealized gains (losses) on open
 positions                                                  7,896,158       (4,955,814)       6,856,964       27,054,699
                                                         ------------       ----------       ----------     -------------
                                                           11,874,419       46,249,295       35,426,508      (65,514,013)

Interest income                                               506,446          721,637          965,959        1,686,957
                                                         ------------       ----------       ----------     -------------
                                                           12,380,865       46,970,932       36,392,467      (63,827,056)
                                                         ------------       ----------       ----------     -------------
Expenses:
Brokerage commissions including clearing fees
 of $321,424, $398,062, $591,163 and
 and $1,434,608, respectively                               2,183,710        3,289,199        4,511,007        9,786,358
Professional fees                                              15,689            9,297           27,429           18,491
                                                        ------------       ----------       ----------     -------------
                                                            2,199,399        3,298,496        4,538,436        9,804,849
                                                         ------------       ----------       ----------     -------------
Net income (loss)                                          10,181,466       43,672,436       31,854,031      (73,631,905)
 Additions                                                  4,371,518       12,193,128        5,911,026       45,179,314
 Redemptions                                              (13,073,006)     (17,378,056)     (30,355,980)     (38,872,082)
 Distribution of interest to feeder funds                    (498,827)        (706,482)        (948,785)      (1,629,621)
                                                         ------------       ----------       ----------     -------------
Net increase (decrease) in Members' Interest                  981,151       37,781,026        6,460,292      (68,954,294)
Members' capital, beginning of period                     260,536,778      243,548,133      255,057,637      350,283,453
                                                        ------------       ----------       ----------     -------------
Members' capital, end of period                         $ 261,517,929    $ 281,329,159    $ 261,517,929    $ 281,329,159
                                                         ============      ===========      ===========      ===========
Net asset value per Unit
 (191,545.8749 and 219,606.2204 Units outstanding
 in June 30, 2004 and 2003, respectively)               $    1,365.30    $    1,281.06    $    1,365.30    $    1,281.06
                                                         ============      ===========      ===========      ===========

Net income (loss) per Unit of Member Interest           $       52.27    $      197.61    $      161.43    $     (332.01)
                                                         ============      ===========      ===========      ===========


                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                             SB AAA Master Fund LLC
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Three months ended                Six months ended
                                                                                 June 30,                         June 30,
                                                                    ---------------------------------------------------------------
                                                                          2004              2003            2004            2003
                                                                    ----------------------------------------------------------------
Cash flows from operating activities:

  Net Income (loss)                                                    $10,181,466      $43,672,436     $31,854,031   $(73,631,905)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Changes in operating assets and liabilities:
         Net unrealized appreciation (depreciation) on open
          futures positions                                             (7,201,122)      (4,996,585)     (6,465,052)    10,514,826
         Unrealized appreciation on open swaps contracts               (16,763,737)      (8,859,120)     (6,832,480)   (16,059,909)
         Commodity options owned, at fair value                          2,576,851       49,556,337       9,089,088     31,530,521
         Increase (decrease) in due from brokers                        (3,830,615)       9,058,112      (2,693,224)     7,726,979
         Increase (decrease) in interest receivable                        (13,763)          44,407         (25,061)        88,756


         Unrealized depreciation on open swap positions                 25,262,360       (2,762,412)     34,600,832    (20,565,910)

         Commodity options written, at fair value                       (7,144,971)     (12,072,266)    (19,623,957)   (25,614,907)
       Accrued expenses:
         Increase (decrease) in commissions                                (58,429)        (616,808)          4,394     (2,288,904)
         Increase (decrease) in professional fees                           (8,525)           9,296         (17,085)        18,489
         Increase (decrease) in due to brokers                           2,034,138       (5,291,253)        555,998      1,871,989
         Increase (decrease) in distribution  payable                       14,881          (44,429)         28,902        (86,928)
                                                                      -------------     -----------     -----------    ------------
              Net cash provided by (used in) operating activities        5,048,534       67,697,715      40,476,386    (86,496,903)
                                                                      -------------     -----------     -----------     ------------

Cash flows from financing activities:

  Proceeds from additions                                                4,371,518       12,193,128       5,911,026     45,179,314
  Payments for redemptions                                             (13,073,006)     (17,378,056)    (30,355,980)   (38,872,082)
  Distribution of interest to feeder funds                                (498,827)        (706,482)       (948,785)    (1,629,621)
                                                                      -------------     -----------    ------------    ------------
              Net cash provided by (used in) financing activities       (9,200,315)      (5,891,410)    (25,393,739)     4,677,611
                                                                     -------------     -----------    ------------     ------------
              Net change in cash                                        (4,151,781)      61,806,305      15,082,647    (81,819,292)
              Cash, at beginning of period                             250,595,531      186,592,480     231,361,103    330,218,077
                                                                      ------------     -----------     ------------   -------------
              Cash, at end of period                                  $246,443,750     $248,398,785    $246,443,750   $248,398,785
                                                                      ============      ===========     ===========   =============

                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)

2.     Financial Highlights:

         Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                              Three Months Ended                     Six Months Ended
                                                     -------------------------------------  ------------------------------------
                                                       June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003
                                                     ------------------ ------------------  -----------------  -----------------

Net realized and unrealized gains (losses) *                 $   32.14          $  130.73          $  101.86        $  (227.32)
Interest income                                                   1.64               1.73               3.07               4.28
Expenses **                                                     (5.81)             (5.19)            (11.16)            (10.63)
                                                     ------------------ ------------------  -----------------  -----------------
Increase (decrease) for the period                               27.97             127.27              93.77           (233.67)
Net Asset Value per Redeemable Unit, beginning of
period                                                          855.19             717.72             789.39           1,078.66
                                                     ------------------ ------------------  -----------------  -----------------
Net Asset Value per Redeemable Unit, end of period           $  883.16          $  844.99          $  883.16          $  844.99
                                                     ================== ==================  =================  =================
Redemption / subscription value per unit versus net
asset
  value per Redeemable Unit                                     $    -           $   0.01             $    -           $   0.01
                                                     ------------------ ------------------  -----------------  -----------------
Redemption / subscription value per unit, end of
period***                                                    $  883.16          $  845.00          $  883.16          $  845.00
                                                     ================== ==================  =================  =================

* Includes brokerage commissions allocated from the Master.
** Excludes brokerage commissions allocated from the Master.
*** For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription net asset value per Redeemable Unit.

Ratios to average net assets:****
Net investment income (loss) before incentive
 fee allocation*****                                              (5.4)%             (6.7)%            (5.5)%            (8.9)%
                                                     ================== ================== ================= =================


Operating expense                                                  6.2 %              7.6 %             6.3 %             9.9%
Incentive fee allocation                                             - %                - %               - %               -%
                                                     ------------------ ------------------ ----------------- -----------------
Total expenses and incentive fee allocation                        6.2 %              7.6 %             6.3 %             9.9%
                                                     ================== ================== ================= =================

Total return:
Total return before incentive fee allocation                       3.3 %             17.5 %            11.9 %          (21.7)%
Incentive fee allocation                                             - %                - %               - %               -%
                                                     ------------------ ------------------ ----------------- -----------------
Total return after incentive fee allocation                        3.3 %             17.5 %            11.9 %          (21.7)%
                                                     ================== ================== ================= =================

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

                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



Financial Highlights of the Master:


                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                   ----------------------   -----------------------
                                                       2004        2003         2004        2003
                                                   ----------------------   -----------------------

Net realized and unrealized gains (losses) *        $  49.73     $ 194.36      $156.69     $(339.61)
Interest Income                                         2.61         3.29         4.89         7.68
Expenses **                                            (0.07)       (0.04)       (0.15)       (0.08)
                                                     ---------    ---------    ---------    ---------
Increase (decrease) for the period                     52.27       197.61       161.43      (332.01)
Distributions                                          (2.58)       (3.22)       (4.80)       (7.42)
Net Asset Value per Unit, beginning of period       1,315.61     1,086.67     1,208.67     1,620.49
                                                   ---------    ---------    ---------    ---------
Net Asset Value per Unit, end of period           $ 1,365.30   $ 1,281.06   $ 1,365.30 $  $1,281.06
                                                   =========    =========    =========    =========

*   Includes brokerage commissions
**  Excludes brokerage commissions

Ratios to average net assets:***
Net investment income (loss)****                        (2.6)%      (3.4)%       (2.7)%       (5.4)%
                                                        ====         ====        ====          ===


Operating expense                                        3.4%         4.4%        3.6%         6.5%
                                                        ====         ====        =====         ====


Total return                                             4.0%        18.2%       13.4%       (20.5)%
                                                        ====         ====        =====        =====


***   Annualized
**** Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $14,504,958 and $39,703,607, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2004 and December 31, 2003 were $14,342,087 and $25,110,518, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.   Financial Instrument Risks:

     In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master's swaps contracts are OTC contracts.

                  Salomon Smith Barney AAA Energy Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership while substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 2.9% from $96,602,912 to $93,849,181. This decrease was attributable to the redemptions of 16,111.4223 Redeemable Units totaling $13,411,888, which was partially offset by the net income from operations of $10,658,157. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2004, the Master's capital increased 2.5% from $255,057,637 to $261,517,929. This increase was attributable to net income from operations of $31,854,031, coupled with the addition of 4,524.1504 Units totaling $5,911,026 which was partially offset by the redemptions of 24,002.0075 Units totaling $30,355,980 and distributions of interest of $948,785 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on their respective trade dates and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Results of Operations

     During the Partnership's second quarter of 2004, the Net Asset Value per Redeemable Unit increased 3.3% from $855.19 to $883.16 as compared to an increase of 17.7% in the second quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2004 of $4,365,960. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Heating Oil and NYMEX Natural Gas and were partially offset by losses in energy swaps, IPE Gas Oil, NYMEX Unleaded Gas and NYMEX Crude Oil. The Partnership experienced a net trading gain before commissions and related fees in the second quarter of 2003 of $18,644,086. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas and energy swaps and were partially offset by losses in NYMEX Unleaded Gas, IPE Brent Crude Oil and NYMEX Heating Oil.

     During the six months ended June 30, 2004, the Net Asset Value per Redeemable Unit increased 11.9% from $789.39 to $883.16 as compared to a decrease of 21.7% in the same period of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2004 of $13,268,666. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Heating Oil, NYMEX Natural Gas and NYMEX Unleaded Gas and were partially offset by losses in IPE Brent Crude Oil. The Partnership experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2003 of $27,129,354. Losses were primarily attributable to the Master's trading of commodity futures in NYMEX Natural Gas, NYMEX Unleaded Gas and NYMEX Heating Oil and were partially offset by gains in NYMEX Crude Oil and IPE Gas Oil.

     The second quarter of 2004 saw significant price action across nearly all sectors of the energy markets traded by the Advisor. Profits were earned in crude oil, natural gas and gasoline in particular.

     The quarter started off mixed with sector-wide price weakness but as April progressed, a recovery in U.S. petroleum markets moved crude towards $40/barrel. The initial reversal in prices was not initially favorable for the Partnership's positions but natural gas trading provided sufficient profits to finish the month slightly positive overall for the Partnership.

     May saw continuing momentum in crude oil, distillates and favorable price movement for natural gas spreads. Crude oil surpassed $42/barrel in May, the highest price ever witnessed for the New York futures contract. Such high prices while producing profit for the Partnership did not persist long and by early June, prices had retreated by nearly $6/barrel. Performance during May was most positively affected by the Partnership's natural gas position which has anticipated price stability in the near-term but declining prices in the long term.

     Performance was slightly weaker in June with the strong trading performance in natural gas offset by short heating oil spread positions. Profits in natural gas resulted from the continued flattening and weakening of the natural gas price curve while fixed prices persistently located solid support near the $6/MM BTU level. A stronger than expected showing in the summer's heating oil relative value to other products undermined the Partnership's position in petroleum resulting in an overall net loss in these positions.

     Fundamentals both in the U.S. and Europe, however, look favorable for continued price strength in both crude and natural gas over the intermediate term and should provide opportunities for the Advisor.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master Fund) depends on the Advisor's ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master Fund) expects to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from Master for the three and six months ended June 30, 2004 decreased by $52,312 and $228,250, respectively, as compared to the corresponding periods in 2003. The decrease in interest income is primarily due to a decrease in interest rates during the three and six months ended June 30, 2004.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2004 decreased by $66,334 and $163,492, respectively, as compared to the corresponding periods in 2003. The decrease in management fees is due to a decrease in assets during the three and six months ended June 30, 2004.

     Administrative fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2004 decreased by $16,583 and $40,871, as compared to the corresponding periods in 2003. The decrease in administrative fees is due to a decrease in assets during the three and six months ended June 30, 2004.

     Special limited partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no allocations accrued for the three and six months ended June 30, 2004 and 2003.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2004, the Master's total capitalization was $261,517,929. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.




                                  June 30, 2004

                                                                          Three Months Ended June 30, 2004
                                                               ----------------- -------------------- -----------------
Market Sector              Value at Risk        % of Total           High                Low           Average Value
                                              Capitalization    Value at Risk       Value at Risk         at Risk
------------------------ ------------------- ----------------- ----------------- -------------------- -----------------
Energy                          $22,034,533        8.43%         $22,385,986          $10,664,222       $18,027,882
Energy Swaps                      1,700,000        0.65%          $1,988,189           $1,698,904        $1,699,635
                                  ---------        -----
Total                           $23,734,533        9.08%
                                ===========        =====

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

         The following information supplements and updates our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10Q for the quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the Worldcom class action suits.

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
                                                                                                       Purchased Under the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

April 1, 2004 - April 30, 2004  838.5141                $850.08                 N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

May 1, 2004 - May 31, 2004      3,082.6843              $884.66                 N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

June 1, 2004 - June 30, 2004    1,241.0727              $883.16                 N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

Total                           5,162.2711              $872.63                 N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

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

               Exhibit   -  31.1  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of President and Director).

               Exhibit   -  31.2  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of Chief Financial Officer and Director).

               Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

          (b)  Reports on Form 8-K -  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II



By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel
         ---------------
         David J. Vogel
         President and Director


Date:     August 6, 2004
          ------------------



By:  /s/ Daniel R. McAuliffe, Jr.
         -----------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date:     August 6, 2004
          ------------------

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

Date: August 6, 2004
                                         /s/  David J. Vogel
                                             ----------------
                                              David J. Vogel
                                              Citigroup Managed Futures LLC
                                              President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:  August 6, 2004

                                       /s/ Daniel R. McAuliffe, Jr.
                                           -----------------------
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney AAA Energy Fund L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
-----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August  6, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney AAA Energy Fund L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
-----------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 6, 2004