Form 10-K
period 2004-12-31
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2005-03-16
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 0-50272

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	03-0407557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes X        No

Limited Partnership Redeemable Units with an aggregate value of $91,640,148 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2005, 122,946.8238 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Salomon Smith Barney AAA Energy Fund L.P. II (the "Partnership") is a limited partnership organized on March 2, 2002 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind, but currently trades solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The Partnership has invested all of its assets in SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master"). The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. A total of 150,000 redeemable units of Limited Partnership Interest in the Partnership ("Redeemable Units") have been offered to the public. During the initial offering period (May 31, 2002 through July 1, 2002) the Partnership sold 93,975 Redeemable Units. The Partnership commenced trading on July 1, 2002. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2004 and 2003 are reported in the Statements of Changes in Partners' Capital on page F-9 under "Item 8. Financial Statements and Supplementary Data."

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

At December 31, 2004 and 2003, the Partnership owns 35.7% and 38.8%, respectively, of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The General Partner has entered into a management agreement (the "Management Agreement") with the Advisor who will make all commodity trading decisions for the Partnership. Mr. A. Anthony Annunziato is the president of the Advisor. He and the Advisor's other four trading principals are also employees of CGM. The Advisor is not responsible for the organization or operation of the Partnership.

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

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2004 and 2003 and for the period July 1, 2002 (commencement of trading operations) to December 31, 2002 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2004, was $118,023,217.

(c)    Narrative description of business.

See Paragraphs (a) and (b) above.

(i) through (xii) - Not applicable.

(xiii) - The Partnership has no employees.

(d)    Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

(e)    Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

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

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO Regulatory Inquiries

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

Research Settlement

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

WorldCom-Related Litigation

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

Research Analyst Litigation

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM's publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts,

one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

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

(b)    Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2004, was 1,551.

(c)    Distribution. The Partnership did not declare a distribution in 2004 or 2003.

(d)    Use of Proceeds. For the twelve months ended December 31, 2004, there were additional sales of 10,998.9458 Redeemable Units totaling $11,781,000 and contributions by the General Partner representing 25 Unit equivalents totaling $19,735. For the twelve months ended December 31, 2003, there were additional sales of 21,674.2111 Redeemable Units totaling $22,541,000. For the period from July 1, 2002 (commencement of operations) to December 31, 2002, there were additional sales of 28,827.4310 Redeemable Units totaling $28,797,000 and contributions by the General Partner representing 1,526.2826 Unit equivalents totaling $1,500,000. During the initial offering period there were sales of 93,974 Redeemable Units totaling $93,974,000 and contributions by the General Partner representing 950 Unit equivalents totaling $950,000.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.

Item 6.    Selected Financial Data.

The Partnership commenced trading operations on July 1, 2002. Net realized and unrealized trading gains (losses) from Master, interest income allocated from Master, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the year ended December 31, 2004, 2003 and the period from July 1, 2002 (commencement of trading operations) to December 31, 2002 and total assets at December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Net realized and unrealized trading gains (losses) net of expenses allocated from Master, brokerage commissions (including clearing fees) of $3,692,595, $5,822,971 and $5,422,049, respectively	$42,925,509	$(36,992,242)	$12,739,048
Interest income allocated from Master	1,088,006	977,786	731,136
	$44,013,515	$(36,014,456)	$13,470,184
Net income (loss) before Allocation to Special Limited Partner	$41,115,934	$(38,965,212)	$11,945,991
Allocation to Special Limited Partner	1,708,907	—	2,240,668
Net income (loss) available for pro rata distribution to Partners	$39,407,027	$(38,965,212)	$9,705,323
Increase (decrease) in Net Asset Value per Redeemable Unit	$360.35	$(289.27)	$80.92
Total assets	$120,302,312	$99,038,186	$130,433,981

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

The General Partner/Managing Member manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership's assets to AAA. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner/Managing Member include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor

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

The performance for the year ended December 31, 2004 is discussed in (c) Results of Operations.

To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master's net assets allocated to the Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

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

For the year ended December 31, 2004, there were additional sales of 10,998.9458 Redeemable Units totaling $11,781,000 and contributions by the General Partner representing 25 Unit equivalents totaling $19,735. For the year ended December 31, 2003, there were additional sales of 21,674.2111 Redeemable Units totaling $22,541,000. For the period from July 1, 2002 (commencement of operations) to December 31, 2002, there were additional sales of 28,827.4310 Redeemable Units totaling $28,797,000 and contributions by the General Partner representing 1,526.2826 Unit equivalents totaling $1,500,000.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. For the year ended December 31, 2004, 32,234.8932 Redeemable Units were redeemed totaling $31,496,364. For the year ended December 31, 2003, 16,891.2743 Redeemable Units were redeemed totaling $13,818,158. For the period from July 1, 2002 (commencement of operations) to December 31, 2002, 7,684.5966 Redeemable Units were redeemed totaling $8,032,041 and 2,076.6158 Units of Special Limited Partnership Interest totaling $2,240,668 were redeemed.

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

(c)    Results of Operations.

For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 45.6% from $789.39 to $1,149.74. For the year ended December 31, 2003 the Net Asset Value per Redeemable Unit decreased 26.8% from $1,078.66 to $789.39. For the period from July 1, 2002 (commencement of operations) to December 31, 2002 the Net Asset Value per Redeemable Unit increased 7.9% from $1,000.00 to $1,078.66.

The Partnership, through its investment in the Master, experienced a net trading gain of $46,618,104 before commissions and expenses for the year ended December 31, 2004. Gains were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Heating Oil, NYMEX Crude Oil and IPE Gas Oil and were partially offset by losses in NYMEX Unleaded Gas.

Trading results for the year 2004 were positive as strong trends and market volatility across the energy sector provided profitable trading opportunities for the Advisor. The results for the year were primarily influenced by one historic trend and one volatile but adeptly traded market: the price of crude oil rose to over $50 a barrel while the price of natural gas experienced nearly 50% swings at least twice during the year.

The first quarter began with a fairly static January performance as crude oil oscillated in a narrow range. Natural gas prices dropped nearly $2.00/MM BTU in January and continued a bearish trend through the quarter. A large portion of the profits for this period was the result of a bearish short option/volatility position on the front end of the market combined with a long futures positions in the summer months.

The second quarter likewise started off mixed but quickly developed momentum as crude oil moved past the psychological $40 barrier in May. The high prices did not persist and swung lower later in the quarter. Trading was mixed as prices moved rapidly in short timeframes. The Partnership's only profitable month for the quarter was May as the Partnership's natural gas trading profited from near-term price stability but declining long-term prices.

The third quarter witnessed the first big move in crude oil to nearly $50 a barrel by late September. Prices were effected by the occurrence of several simultaneous global events, specifically, the hurricane season in the Caribbean, turmoil in Russia, Iran and Iraq, and low inventories ahead of the northern hemisphere winter. After grinding lower much of the summer, natural gas futures posted a low of $4.52/MM BTU in August only to explode to over $7.00/MM BTU by late September. The Advisor benefited from long futures positions and long volatility positions in this market during this period.

These price rallies were short lived, particularly in natural gas, as the supplies built up, winter weather was mild, and political tensions eased. While October was profitable for the Partnership, natural gas decreased from over $7.00/MM BTU to a low of $6.00/MM BTU by the end of December and resulted in losses for the Partnership's natural gas long positions. Crude oil fluctuated nearly $10.00 a barrel in the last two months of the year, so the focus was on profit preservation and adjusting positions to a long term view. Overall, it was a successful trading year for the Partnership illustrating the benefits of patience, agility and a market diversification

The Partnership, through its investment in the Master, experienced a net trading loss of $31,169,271 before commissions and expenses for the year ended December 31, 2003. Losses were primarily attributable to the trading of NYMEX Natural Gas, NYMEX Heating Oil, NYMEX Unleaded Gas, IPE and energy swaps and were partially offset by gains in, IPE Gas Oil and NYMEX Crude Oil.

The year 2003 presented numerous challenges for the Partnership/Master and AAA.

In a broad sense, the year can be viewed in three parts: (1) the first quarter saw the emergence of hyper-volatility in US natural gas markets and a steep drawdown in net asset value of the Partnership; (2) in the second and third quarters the Advisor's focus was on recovery and solid gains were achieved; and (3) the fourth quarter was progressing well until early December when sizable losses were incurred in a rapidly climbing US natural gas market.

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

Over the course of the next seven months, Partnership had two negative months of performance (-1.6% in July and -.30% in September) with the other five months ranging in returns from +0.70% to +6.80%. By the end of November, the Partnership had recovered 24%.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Master is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership/Master's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership/Master, and in the markets where the Partnership/Master participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unit holders, creditors, and regulators, is free of material errors.

(e)    Critical Accounting Policies.

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

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic Fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The Master's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2004, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2004, the Master's total capitalization was $336,495,535.

December 31, 2004

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$20,193,006	6.00%	$40,780,129	$10,664,222	$20,757,158
Energy Swaps	3,300,000	0.98%	$3,788,189	$1,698,904	$2,605,289
Total	$23,493,006	6.98%

* Average of month-end Value at Risk

The Master's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2003. As of December 31, 2003 the Master's total capitalization was $255,057,637.

December 31, 2003

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$25,111,381	9.85%	$131,820,411	$12,880,254	$36,036,714
Energy Swaps	6,027,189	2.36%	$33,232,031	$900,000	$7,862,309
Total	$31,138,570	12.21%

* Average of month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Master's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master's risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant Fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2004, by market sector.

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

Item 8.    Financial Statements and Supplementary Data.

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management's Report on Internal Control over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4 – F-6
Financial Statements:
Statements of Financial Condition at December 31, 2004 and 2003	F-7
Statements of Income and Expenses for the years ended December 31, 2004 and 2003 and for the period from July 1, 2002 (commencement of operations) to December 31, 2002	F-8
Statements of Changes in Partners' Capital for the year ended December 31, 2004 and 2003 and for the period from March 25, 2002 (date Partnership was organized) to December 31, 2002	F-9
Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from March 25, 2002 (date Partnership was organized) to December 31, 2002	F-10
Notes to Financial Statements	F-11 – F-15
Selected Unaudited Quarterly Financial Data	F-16
Financial Statements of SB AAA Master Fund LLC
Oath or Affirmation	F-17
Independent Auditors' Report	F-18
Statements of Financial Condition at December 31, 2004 and 2003	F-19
Condensed Schedules of Investments at December 31, 2004 and 2003	F-20 – F-21
Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002	F-22
Statements of Changes in Members' Capital for the years ended December 31, 2004, 2003 and 2002	F-23
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-24
Notes to Financial Statements	F-25 – F-28
Selected Unaudited Quarterly Financial Data	F-29

To the Limited Partners of
Salomon Smith Barney AAA Energy Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ D.R. McAuliffe, Jr.
By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Salomon Smith Barney AAA Energy Fund L.P. II
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Management's Report on Internal Control over
Financial Reporting

The management of Salomon Smith Barney AAA Energy Fund L.P. II (the "Partnership"), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control system was designed to provide reasonable assurance to the Partnership's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Partnership's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, the Partnership's independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm

The Partners of
Salomon Smith Barney AAA Energy Fund L.P. II:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Salomon Smith Barney AAA Energy Fund L.P. II (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Salomon Smith Barney AAA Energy Fund L.P. II maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2004 and the period from July 1, 2002(commencement of operations) through December 31, 2002, and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Partners of
Salomon Smith Barney AAA Energy Fund L.P. II:

We have audited the accompanying statements of financial condition of Salomon Smith Barney AAA Energy Fund L.P. II (the Partnership), as of December 31, 2004 and 2003, and the related statements of income and expenses for each of the years in the two-year period ended December 31, 2004 and the period from July 1, 2002 (commencement of operations) through December 31, 2002 and changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2004 and the period from March 25, 2002 (date the Partnership was organized) through December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney AAA Energy Fund L.P. II as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the periods referred to above in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internalcontrol over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2005

Salomon Smith Barney AAA
Energy Fund L.P. II
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Investment in Master, at fair value	$120,251,909	$98,995,554
Cash	50,403	42,632
	$120,302,312	$99,038,186
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Management fees (Note 3b)	$203,734	$168,162
Administrative fees (Note 3a)	50,933	42,041
Professional fees	31,706	36,275
Other	1,856	3,314
Redemptions payable (Note 5)	1,990,866	2,185,482
	2,279,095	2,435,274
Partners' capital (Notes 1 and 5):
General Partner, 2,501.2826 and 2,476.2826 Unit equivalents outstanding in 2004 and 2003, respectively	2,875,825	1,954,753
Special Limited Partner, 1,486.3421 and 0 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	1,708,907	—
Limited Partners, 98,664.8238 and 119,900.7712 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	113,438,485	94,648,159
	118,023,217	96,602,912
	$120,302,312	$99,038,186

See accompanying notes to financial statements.

Salomon Smith Barney AAA
Energy Fund L.P. II
Statements of Income and Expenses
for the years ended December 31, 2004 and 2003 and
for the period from July 1, 2002
(commencement of trading operations)
to December 31, 2002

	2004	2003	2002
Income:
Realized gains (losses) on closed positions from Master	$36,038,622	$(37,025,140)	$19,284,905
Change in unrealized gains (losses) on open positions from Master	10,579,482	5,855,869	(1,123,808)
Interest income allocated from Master	1,088,006	977,786	731,136
Expenses allocated from Master	(3,692,595)	(5,822,971)	(5,422,049)
	44,013,515	(36,014,456)	13,470,184
Expenses:
Management fees (Note 3b)	2,154,945	2,233,848	1,181,093
Administrative fees (Note 3a)	538,736	558,459	295,274
Professional fees	192,562	142,414	38,750
Other expenses	11,338	16,035	9,076
	2,897,581	2,950,756	1,524,193
Net income (loss) before allocation to the Special Limited Partner	41,115,934	(38,965,212)	11,945,991
Allocation to the Special Limited Partner (Note 3b)	1,708,907	—	2,240,668
Net income (loss) available for pro rata distribution	$39,407,027	$(38,965,212)	$9,705,323
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$360.35	$(289.27)	$80.92

See accompanying notes to financial statements.

Salomon Smith Barney AAA
Energy Fund L.P. II

Statements of Changes in Partners' Capital
for the years ended December 31, 2004 and 2003,
and for the period from March 25, 2002
(date Partnership was organized)
to December 31, 2002

	Limited Partners	Special Limited Partner	General Partner	Total
Initial capital contributions, 1 Unit of Limited Partnership Interest and General Partner's contribution representing 1 Unit equivalent	$1,000	$—	$1,000	$2,000
Proceeds from offering of 93,974 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 949 Unit equivalents (Note 1)	93,974,000	—	949,000	94,923,000
Offering costs (Note 6)	(49,500)	—	(500)	(50,000)
Opening Partnership capital for operations	93,925,500	—	949,500	94,875,000
Sale of 28,827.4310 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 1,526.2826 Unit equivalents	28,797,000	—	1,500,000	30,297,000
Redemption of 7,684.5966 Redeemable Units of Limited Partnership Interest	(8,032,041)	—	—	(8,032,041)
Redemption of 2,076.6158 Redeemable Units of Special Limited Partnership Interest	—	(2,240,668)	—	(2,240,668)
Allocation of net income for the year ended December 31, 2002:
Allocation of 2,076.6158 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	—	2,240,668	—	2,240,668
Net income available for pro rata distribution	9,483,756	—	221,567	9,705,323
Partners' capital at December 31, 2002	124,174,215	—	2,671,067	126,845,282
Net loss available for pro rata distribution	(38,248,898)	—	(716,314)	(38,965,212)
Sale of 21,674.2111 Redeemable Units of Limited Partnership Interest	22,541,000	—	—	22,541,000
Redemption of 16,891.2743 Redeemable Units of Limited Partnership Interest	(13,818,158)	—	—	(13,818,158)
Partners' capital at December 31, 2003	94,648,159	—	1,954,753	96,602,912
Sale of 10,998.9458 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 25 Unit equivalents	11,781,000	—	19,735	11,800,735
Redemption of 32,234.8932 Redeemable Units of Limited Partnership Interest	(31,496,364)	—	—	(31,496,364)
Allocation of net income for the year ended December 31, 2004:
Allocation of 1,486.3421 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	—	1,708,907	—	1,708,907
Net income available for prorata distribution	38,505,690	—	901,337	39,407,027
Partners' capital at December 31, 2004	$113,438,485	$1,708,907	$2,875,825	$118,023,217

	2004	2003	2002
Net Asset Value Per Redeemable Unit:	$1,149.74	$789.39	$1,078.66

See accompanying notes to financial statements.

Salomon Smith Barney AAA
Energy Fund L.P. II
Statements of Cash Flows
for the years ended December 31, 2004 and 2003
and for the period from March 25, 2002
(date Partnership was organized)
to December 31, 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$39,407,027	$(38,965,212)	$9,705,323
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Master, at fair value	(21,256,355)	31,406,470	(130,402,024)
Accrued expenses:
Increase (decrease) in management fees	35,572	(53,321)	221,483
Increase (decrease) in administrative fees	8,892	(13,330)	55,371
Increase (decrease) in professional fees	(4,569)	(2,475)	38,750
Increase (decrease) in other	(1,458)	(929)	4,243
Increase (decrease) in due to CGM	—	(40,426)	(9,574)
Increase (decrease) in redemptions payable	(194,616)	(1,042,944)	3,228,426
Net cash provided by (used in) operating activities	17,994,493	(8,712,167)	(117,158,002)
Cash flows from financing activities:
Proceeds from additions — General Partner	19,735	—	1,500,000
Proceeds from additions — Limited Partners	11,781,000	22,541,000	28,797,000
Allocation of units — Special Limited Partner	1,708,907	—	—
Payments for redemptions — Limited Partners	(31,496,364)	(13,818,158)	(8,032,041)
Net cash provided by (used in) financing activities	(17,986,722)	8,722,842	22,264,959
Net change in cash	7,771	10,675	(94,893,043)
Cash, at beginning of period	42,632	31,957	94,925,000
Cash, at end of period	$50,403	$42,632	$31,957

See accompanying notes to financial statements.

Salomon Smith Barney AAA
Energy Fund L.P. II
Notes to Financial Statements

1.	Partnership Organization:

Salomon Smith Barney AAA Energy Fund L.P. II (the "Partnership") is a limited partnership which was organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. A total of 150,000 redeemable units of Limited Partnership Interest in the Partnership ("Redeemable Units") have been offered to the public. During the initial offering period (May 31, 2002 through July 1, 2002), the Partnership sold 93,975 Redeemable Units of Limited Partnership Interest. The Partnership commenced trading on July 1, 2002. The Partnership continues to offer Redeemable Units.

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

The financial statements of the Master (attached), including the condensed schedules of investments, should be read together with the Partnership's financial statements.

At December 31, 2004 and 2003, the Partnership owns 35.7% and 38.8% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

a.	The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the members' capital of the Master. All of the unrealized and realized gains and losses

Salomon Smith Barney AAA
Energy Fund L.P. II
Notes to Financial Statements

from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses).

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

The General Partner, on behalf of the Partnership, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. Mr. A. Anthony Annunziato is the president of the Advisor. He and the Advisor's other four principals are also employees of CGM. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated by the Master. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

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

For the years ended December 31, 2004 and 2003, $0 and $40,426 of these costs have been reimbursed to CGM, by the Partnership. In addition, the Partnership has recorded interest expense of $0 and $669 for the years ended December 31, 2004 and 2003, which is included in other expenses.

Salomon Smith Barney AAA
Energy Fund L.P. II
Notes to Financial Statements

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2004 and 2003 and the period from July 1, 2002 (commencement of operations) to December 31, 2002 were as follows:

	2004	2003	2002
Net realized and unrealized gains (losses)*	$392.92	$(273.05)	$107.47
Interest income	10.02	7.42	6.55
Expenses**	(42.59)	(23.64)	(33.10)
Increase (decrease) for the period	360.35	(289.27)	80.92
Net asset value per Redeemable Unit, beginning of period	789.39	1,078.66	1,000.00
Offering cost adjustment	—	—	(2.26)
Net asset value per Redeemable Unit, end of period	1,149.74	789.39	1,078.66
Redemption/subscription value per Unit versus net asset value per Redeemable Unit	—	—	0.34
Redemption/subscription value per Redeemable Unit, end of period***	$1,149.74	$789.39	$1,079.00

*	Includes commissions expense allocated from Master

**	Excludes commissions expense allocated from Master and includes incentive fee allocation to special limited partner.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription net asset value per Redeemable Unit.

	2004	2003	2002
Ratios to average net assets:
Net investment loss before incentive fee allocation****	(5.3)%	(7.0)%	(5.4)%
Operating expenses	6.3%	7.8%	6.0%
Incentive fee allocation	1.7%	—%	2.0%
Total expenses and incentive fee allocation	8.0%	7.8%	8.0%

Total return:
Total return before incentive fee allocation	47.8%	(26.8)%	10.0%
Incentive fee allocation	(2.1)%	—%	(1.9)%
Total return after incentive fee allocation	45.7%	(26.8)%	8.1%

****	Interest income less total expenses (exclusive of incentive fee allocation)

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

Salomon Smith Barney AAA
Energy Fund L.P. II
Notes to Financial Statements

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

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2004 and December 31, 2003 is summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$8,838,422	$23,335,080	$3,730,544	$8,197,683
Net Income (loss)	$6,397,247	$22,351,623	$3,092,705	$7,565,452
Increase (decrease) in Net Asset Value per Unit	$57.21	$209.37	$27.97	$65.80

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(7,385,256)	$2,099,664	$17,563,353	$(48,292,217)
Net Income (loss)	$(8,153,908)	$1,342,880	$16,871,566	$(49,025,750)
Increase (decrease) in Net Asset Value per Unit	$(65.83)	$10.23	$127.27	$(360.94)

To the Members of
SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ D.R. McAuliffe, Jr.
By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, SB AAA Master Fund LLC
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Independent Auditors' Report

To the Members of
    SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the Company), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2004 and 2003, and the results of its operations, changes in its members' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
New York, New York
March 14, 2005

SB AAA Master Fund LLC
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $29,327,275 and $48,471,997, respectively)	$302,866,457	$231,361,103
Net unrealized appreciation on open futures positions	33,027,068	8,845,539
Unrealized appreciation on open swaps positions	93,606,729	50,093,912
Commodity options owned, at fair value (cost $39,565,244 and $49,687,512, respectively)	51,017,766	42,630,230
	480,518,020	332,930,784
Due from brokers	2,425,135	2,148,690
Interest receivable	459,835	159,050
	$483,402,990	$335,238,524

Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open swap positions	$89,659,294	$18,654,566
Commodity options written, at fair value (premium received $54,943,984 and $47,549,852, respectively)	52,353,395	57,804,597
Accrued expenses:
Commissions	1,662,591	1,670,425
Professional fees	2,000	59,625
Due to brokers	2,753,610	1,815,015
Due to CGM	22,978	22,978
Distribution payable	453,587	153,681
	146,907,455	80,180,887
Members' Capital:
Members' Capital, 185,364.2361 and 211,023.7320 Units outstanding in 2004 and 2003, respectively	336,495,535	255,057,637
	$483,402,990	$335,238,524

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2004

Sector	Number of Contracts	Contract	Fair Value
Energy
		Futures contracts purchased 0.37%	$1,240,430
		Futures contracts sold 9.45%
	2,626	NYMEX Natural Gas Feb. 05 – May 09 6.77%	22,776,795
		Other 2.68%	9,009,843
			31,786,638
		Total futures contracts 9.82%	33,027,068

		Options owned 15.16%	51,017,766

		Options written (15.56)%
	6,992	NYMEX Natural Gas Feb. 05 – Jan 06 (7.67)%	(25,794,540)
		Other (7.89)%	(26,558,855)
			(52,353,395)

		Unrealized appreciation on Swaps contracts 27.82%
	1,450	Gulf Coast Unleaded Gas Calendar 2006 6.50%	21,867,545
	1,080	NYMEX Unleaded Gas Calendar 2005 6.98%	23,491,972
		Other 14.34%	48,247,212
			93,606,729
		Unrealized depreciation on Swaps contracts (26.65)%
	1,450	Gulf Coast Unleaded Gas Calendar 2006 (5.60)%	(18,846,201)
	820	NYMEX Unleaded Gas Calendar 2005 (6.29)%	(21,159,503)
		Other (14.76)%	(49,653,590)
			(89,659,294)
Total Energy Fair Value 10.59%			$35,638,874

Country Composition	Investments at Fair Value	% of Investments at Fair Value
United Kingdom	$1,752,837	4.92%
United States	33,886,037	95.08
	$35,638,874	100.00%

Percentages are based on Members' Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2003

Sector	Number of Contracts	Contract	Fair Value
Energy		Futures contracts purchased 5.35%	$13,637,465
		Futures contracts sold (1.88)%	(4,791,926)
		Total futures contracts 3.47%	8,845,539

		Options owned 16.71%
	6,488	NYMEX Natural Gas Put Feb. 04 – Oct 04 8.98%	22,900,060
		Other 7.73%	19,730,170
			42,630,230
		Options written (22.66)%
	7,335	NYMEX Natural Gas Call Feb. 04 – Dec 04 (16.04)%	(40,916,710)
		Other (6.62)%	(16,887,887)
			(57,804,597)
		Unrealized appreciation on Swaps contracts 19.64%
	1,000	HH Natural Gas Feb 04 8.22%	20,967,521
		Other 11.42%	29,126,391
			50,093,912

		Unrealized depreciation on Swaps contracts (7.31)%	(18,654,566)
Total Energy Fair Value 9.85%			$25,110,518

Country Composition	Investments at Fair Value	% of Investments at Fair Value
United Kingdom	$(113,943)	(0.45)%
United States	25,224,461	100.45
	$25,110,518	100.00%

Percentages are based on Members' Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$98,726,739	$(89,228,388)	$96,247,547
Change in unrealized gains on open positions	28,044,756	12,929,224	7,940,877
	126,771,495	(76,299,164)	104,188,424
Interest income	3,078,611	2,459,477	3,255,591
	129,850,106	(73,839,687)	107,444,015

Expenses:
Brokerage commissions including clearing fees of $1,255,894, $2,041,075 and $2,515,609, respectively	9,765,132	13,877,538	21,769,166
Other expenses	244,350	347,628	37,083
	10,009,482	14,225,166	21,806,249
Net income (loss)	$119,840,624	$(88,064,853)	$85,637,766

Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$622.49	$(400.99)	$525.84

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Changes in Members' Capital
for the years ended December 31, 2004, 2003 and 2002

Members' Capital
Members' Capital at December 31, 2001	$152,214,723
Net Income	85,637,766
Sale of 103,668.6762 Units of Member Interest	149,182,059
Redemptions of 24,734.5653 Units of Member Interest	(33,598,368)
Distribution of Interest to feeder funds	(3,152,727)
Members' Capital at December 31, 2002	350,283,453
Net Loss	(88,064,853)
Sale of 39,745.9253 Units of Member Interest	54,393,460
Redemptions of 44,880.6036 Units of Member Interest	(59,184,213)
Distribution of Interest to feeder funds	(2,370,210)
Members' Capital at December 31, 2003	255,057,637
Net Income	119,840,624
Sale of 20,423.0579 Units of Member Interest	32,767,686
Redemptions of 46,082.5538 Units of Member Interest	(68,133,449)
Distribution of Interest to feeder funds	(3,036,963)
Members' Capital at December 31, 2004	$336,495,535

Net Asset Value Per Unit:

2002:	$1,620.49
2003:	$1,208.66
2004:	$1,815.32

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Cash Flows
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$119,840,624	$(88,064,853)	$85,637,766
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	19,144,722	5,050,258	(31,730,018)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(24,181,529)	342,944	(8,103,683)
(Increase) decrease in net unrealized appreciation on open swaps contracts	(43,512,817)	(12,082,141)	(35,645,646)
(Increase) decrease in commodity options owned, at fair value	(8,387,536)	40,621,872	(81,116,402)
(Increase) decrease in due from brokers	(276,445)	10,447,102	(12,113,857)
(Increase) decrease in interest receivable	(300,785)	124,570	(280,709)

Increase (decrease) in unrealized depreciation on open swap contracts	71,004,728	(29,815,656)	45,497,787
Increase (decrease) in commodity options written, at fair value	(5,451,202)	(9,920,180)	61,223,031
Accrued expenses:
Increase (decrease) in commissions	(7,834)	(3,539,742)	4,948,450
Increase (decrease) in professional fees	(57,625)	39,508	(17,883)
Increase (decrease) in due to brokers	938,595	273,792	634,373
Increase (decrease) in distribution payable	299,906	(123,227)	276,908
Net cash provided by (used in) operating activities	129,052,802	(86,645,753)	29,210,117

Cash flows from financing activities:
Proceeds from additions	32,767,686	54,393,460	149,182,059
Payments for redemptions	(68,133,449)	(59,184,213)	(33,598,368)
Distribution of interest to feeder funds	(3,036,963)	(2,370,210)	(3,152,727)

Net cash provided by (used in) financing activities	(38,402,726)	(7,160,963)	112,430,964

Net change in cash	90,650,076	(93,806,716)	141,641,081
Unrestricted cash, at beginning of year	182,889,106	276,695,822	135,054,741
Unrestricted cash, at end of year	$273,539,182	$182,889,106	$276,695,822

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

The Master operates under a "master/feeder fund" structure where its investors consist of AAA, AAA II, Orion and Pinnacle Natural Resources, LP (each a "Member", collectively the "Feeder Funds") with 46.6%, 35.7%, 13.7% and 4.0% investments in the Master at December 31, 2004, respectively.

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

SB AAA Master Fund LLC
Notes to Financial Statements

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. The Master will pay CGM brokerage commissions at $18 per round turn for futures, options and swap transactions. The brokerage fee is inclusive of applicable floor brokerage. All exchange, clearing, user, give-up and National Futures Association fees are borne by the Master. All other fees (management fees, administrative fees, incentive fees and offering costs) shall be borne by the Feeder Funds. All of the Master's cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held by the Master for margin requirements was $29,327,275 and $48,471,997, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Feeder Funds.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2004 and 2003 based on a monthly calculation, were $37,750,006

SB AAA Master Fund LLC
Notes to Financial Statements

and $39,703,607, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2004 and 2003 were $35,638,874 and $25,110,518, respectively.

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

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member interest for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Net realized and unrealized gains (losses)*	$607.73	$(410.62)	$510.93
Interest income	16.06	11.23	15.13
Expenses**	(1.30)	(1.60)	(0.22)
Increase (decrease) for year	622.49	(400.99)	525.84
Distributions	(15.83)	(10.84)	(14.59)
Net asset value per Unit, beginning of year	1,208.66	1,620.49	1,109.24
Net asset value per Unit, end of year	$1,815.32	$1,208.66	$1,620.49
* Includes brokerage commissions
** Excludes brokerage commissions
Ratio to average net assets:
Net investment loss***	(2.4)%	(4.1)%	(8.9)%
Operating expenses	3.5%	5.0%	9.0%
Total return	51.5%	(24.7)%	47.4%
*** Interest income less total expenses

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

SB AAA Master Fund LLC
Notes to Financial Statements

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master's assets is CGM. As of December 31, 2004, the counterparties to the Master's swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company, Hess Trading Company, LLC and BP Corporation North America, Inc.

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

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2004 and December 31, 2003 is summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$23,925,828	$64,277,686	$10,197,155	$21,684,305
Net Income (loss)	$23,724,769	$64,261,824	$10,181,466	$21,672,565
Increase (decrease) in Net Asset Value per Unit	$122.43	$338.61	$52.27	$109.18

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(19,076,349)	$5,417,949	$43,551,945	$(117,610,770)
Net Income (loss)	$(19,209,758)	$5,222,221	$43,542,648	$(117,619,964)
Increase (decrease) in Net Asset Value per Unit	$(91.62)	$24.17	$196.92	$(530.46)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Management's report on internal control over financial reporting and KPMG LLP's related opinion are included in the Partnership's annual financial statements under "Item 8. Financial Statements and Supplementary Data."

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisor, AAA Capital Management, Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2004, CGM earned $3,604,382 in brokerage commissions and clearing fees from the Partnership and through the Partnership's investment in the Master. The Advisor earned $2,154,945 in management fees during 2004. The General Partner earned $538,736 in administrative fees during 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,501.2826 (2.5%) Units of Limited Partnership Interest as of December 31, 2004.

Principals who own Redeemable Units of the Partnership:*
David J. Vogel	20.0000 Redeemable Units
Maureen O'Toole	23.4030 Redeemable Units
Steve Keltz	24.1187 Redeemable Units

*	No one principal owns more than 1% of Redeemable Units of Limited Partnership Interest.

(c)    Changes in control. None.

Item 13.    Certain Relationships and Related Transactions.

Citigroup Global Markets and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

Item 14.    Principal Accountant Fees and Services

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2004            $44,560

2003            $29,494

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004            $5,136

2003            $4,809

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statements: Statements of Financial Condition at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004 and 2003 and the period July 1, 2002 (commencement of trading operations) to December 31, 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004 and 2003 and the period March 25, 2002 (date Partnership was organized) to December 31, 2002.

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period March 25, 2002 (date Partnership was organized) to December 31, 2002.

Notes to Financial Statements

(2)	Exhibits:

3.1 Certificate of Limited Partnership (previously filed).

3.2 Limited Partnership Agreement (previously filed).

10.1 – Advisory Agreement among the Partnership, the General Partner and AAA Capital Management, Inc. (previously filed).

10.2 – Customer Agreement between the Partnership, Salomon Smith Barney Inc. (the predecessor to CGM) and the Master Partnership (previously filed).

10.3 – Customer Agreement between the Master Partnership and Salomon Smith Barney Inc. (the predecessor to CGM) (previously filed).

10.4 – Agency Agreement between the Partnership, Citigroup Managed Futures LLC and Salomon Smith Barney Inc. (the predecessor to CGM) (previously filed).

10.5 – Form of Subscription Agreement (previously filed).

10.6 – Letter from General Partner to AAA Capital Management, Inc. extending the Advisory Agreement for 2003 (previously filed).

10.7 – Letter from General Partner to AAA Capital Management, Inc. extending the Advisory Agreement for 2004 (filed herein).

16.1 – Letter from PricewaterhouseCoopers LLP (previously filed).

The exhibits required to be filed by Item 601 of Regulations S-K are incorporated herein by reference.

31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 - Section 1350 Certification (Certification of President and Director).

32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

(b)	Report on Form 8-K: None Filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2005.

Salomon Smith Barney AAA Energy Futures Partnership L.P. II

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ David J. Vogel
           David J. Vogel, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
Director, Principal Executive	Director
Officer and President
/s/ Maureen O'Toole	/s/ Steve J. Keltz
Maureen O'Toole	Steve J. Keltz
Director	Secretary and Director
/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director