Form 10-Q
period 2005-06-30
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2005-08-09
CIK 1227268

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:

Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	4
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	5
	Notes to Financial Statements, including the Financial Statements of SB AAA Master Fund LLC (unaudited)	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Investment in the Master, at fair value	$266,387,005	$120,251,909
Cash	36,212	50,403
	$266,423,217	$120,302,312
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Management fees	$437,947	$203,734
Administrative fees	109,487	50,933
Other	5,553	33,562
Due to Special Limited Partner	18,375,094	—
Redemptions payable	1,324,229	1,990,866
	20,252,310	2,279,095
Partners' Capital:
General Partner, 2,501.2826 Unit equivalents outstanding in 2005 and 2004	4,282,171	2,875,825
Special Limited Partner, 1,486.3421 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004	2,544,603	1,708,907
Limited Partners, 139,804.7673 and 98,664.8238 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	239,344,133	113,438,485
	246,170,907	118,023,217
	$266,423,217	$120,302,312

See Accompanying Notes to Financial Statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Realized gains on closed positions allocated from Master	$26,464,755	$1,344,673	$38,321,754	$10,742,762
Change in unrealized gains on open positions allocated from Master	21,624,161	3,021,287	58,858,551	2,525,904
Income allocated from Master	1,201,054	179,639	1,976,053	348,990
Expenses allocated from Master	(1,424,800)	(820,821)	(2,658,335)	(1,699,651)
	47,865,170	3,724,778	96,498,023	11,918,005
Expenses:
Management fee	1,197,712	477,650	2,057,664	957,636
Administrative fee	299,428	119,412	514,415	239,409
Other expenses	38,140	35,011	74,421	62,803
	1,535,280	632,073	2,646,500	1,259,848
Net income before allocation to Special Limited Partner	46,329,890	3,092,705	93,851,523	10,658,157
Allocation to Special Limited Partner	(9,025,767)	—	(18,375,094)	—
Net income after allocation to Special Limited Partner	37,304,123	3,092,705	75,476,429	10,658,157
Additions – Limited Partners	26,852,000	—	63,727,000	—
Redemptions – Limited Partners	(7,114,311)	(4,535,997)	(11,055,739)	(13,411,888)
Net increase (decrease) in Partners' capital	57,041,812	(1,443,292)	128,147,690	(2,753,731)
Partners' capital, beginning of period	189,129,095	95,292,473	118,023,217	96,602,912

Partners' capital, end of period	$246,170,907	$93,849,181	$246,170,907	$93,849,181
Net asset value per Redeemable Unit (143,792.3920 and 106,265.6315 Redeemable Units outstanding at June 30, 2005 and 2004, respectively)	$1,711.99	$883.16	$1,711.99	$883.16
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$261.85	$27.97	$562.25	$93.77

See Accompanying Notes to Financial Statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$37,304,123	$3,092,705	$75,476,429	$10,658,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Master, at fair value	(65,628,958)	3,032,893	(146,135,096)	3,888,125
Accrued expenses:
Increase (decrease) in management fees	96,878	(10,336)	234,213	(12,194)
Increase (decrease) in administrative fees	24,220	(2,584)	58,554	(3,049)
Increase (decrease) in other	(64,289)	(44,314)	(28,009)	(22,523)
Increase (decrease) in due to Special Limited Partner	9,025,767	—	18,375,094	—
Net cash provided by (used in) operating activities	(19,242,259)	6,068,364	(52,018,815)	14,508,516
Cash flows from financing activities:
Proceeds from additions – Limited Partners	26,852,000	—	63,727,000	—
Payments for redemptions – Limited Partners	(7,675,889)	(6,112,732)	(11,722,376)	(14,501,304)
Net cash provided by (used in) financing activities	19,176,111	(6,112,732)	52,004,624	(14,501,304)
Net change in cash	(66,148)	(44,368)	(14,191)	7,212
Cash, at beginning of period	102,360	94,212	50,403	42,632
Cash, at end of period	$36,212	$49,844	$36,212	$49,844

See Accompanying Notes to Financial Statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2005
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

As of June 30, 2005, the Partnership owned approximately 46.2% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2005 and December 31, 2004 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 are presented below:

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,846,704 and $29,327,275, respectively)	$392,802,010	$302,866,457
Net unrealized appreciation on open futures positions	116,789,122	33,027,068
Unrealized appreciation on open swaps positions	203,478,964	93,606,729
Commodity options owned, at fair value (cost $88,869,306 and $39,565,244, respectively)	115,904,017	51,017,766
	828,974,113	480,518,020

Due from brokers	10,054,265	2,425,135
Interest receivable	920,148	459,835
	$839,948,526	$483,402,990
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open swap positions	$183,958,350	$89,659,294
Commodity options written, at market value (premium received $92,027,929 and $54,943,984, respectively)	68,801,302	52,353,395
Accrued expenses:
Commissions	2,586,372	1,662,591
Professional fees	8,254	2,000
Due to brokers	7,675,292	2,753,610
Due to CGM	—	22,978
Distribution payable	911,756	453,587
	263,941,326	146,907,455
Members' Capital:
Members' Capital, 196,355.4097 and 185,364.2361 Units outstanding in 2005 and 2004, respectively	576,007,200	336,495,535
	$839,948,526	$483,402,990

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Number of Contracts	Contract	Fair Value
Energy
		Futures contracts purchased 29.20%
	6,920	NYMEX Henry Hub Gas Swap Oct. 05 - Dec. 09 5.34%	$30,755,128
	4,875	NYMEX Natural Gas Dec. 05 - Dec. 09 12.82%	73,838,702
		Other 11.04%	63,609,101
			168,202,931

		Futures contracts sold (8.93)%	(51,413,809)
		Total futures contracts 20.27%	116,789,122

		Options owned 20.12%
	5,476	NYMEX Crude Aug. 05 - Dec. 07 9.66%	55,651,440
		Other 10.46%	60,252,577
			115,904,017

		Options written (11.94)%	(68,801,302)
		Total options 8.18%	47,102,715

		Unrealized appreciation on Swaps contracts 35.33%
	2,625	Gulf Coast Unleaded Gas Calendar 2005 - 2006 12.83%	73,905,361
	2,005	NYMEX Heating Oil Calendar 2005 - 2006 9.44%	54,371,458
		Other 13.06%	75,202,145
			203,478,964

		Unrealized depreciation on Swaps contracts (31.94)%
	2,450	Gulf Coast Unleaded Gas Calendar 2005 - 2006 (12.24)%	(70,472,066)
	1,050	NYMEX Heating Oil Calendar 2005 - 2006 (5.97)%	(34,392,305)
		Other (13.73)%	(79,093,979)
			(183,958,350)

	Total Energy Fair Value 31.84%		$183,412,451

Country Composition	Investments at Fair Value	% of Investments at Fair Value
United Kingdom	$10,798,457	5.89%
United States	172,613,994	94.11
	$183,412,451	100.00%

Percentages are based on Members' Capital unless otherwise indicated.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2005
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

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$59,813,219	$3,978,261	$89,629,447	$28,569,544
Change in unrealized gains (losses) on open positions	45,857,753	7,896,158	135,553,460	6,856,964
	105,670,972	11,874,419	225,182,907	35,426,508
Interest income	2,724,168	506,446	4,664,278	965,959
	108,395,140	12,380,865	229,847,185	36,392,467
Expenses:
Brokerage commissions including clearing fees of $410,082, $321,424, $727,286 and $591,163, respectively	3,098,850	2,183,710	6,040,508	4,511,007
Professional fees	67,862	15,689	122,386	27,429
	3,166,712	2,199,399	6,162,894	4,538,436
Net income	105,228,428	10,181,466	223,684,291	31,854,031
Additions	32,264,517	4,371,518	75,289,996	5,911,026
Redemptions	(36,649,976)	(13,073,006)	(54,873,321)	(30,355,980)
Distribution of interest to feeder funds	(2,692,662)	(498,827)	(4,589,301)	(948,785)
Net increase in Members' capital	98,150,307	981,151	239,511,665	6,460,292
Members' capital, beginning of period	477,856,893	260,536,778	336,495,535	255,057,637
Members' capital, end of period	$576,007,200	$261,517,929	$576,007,200	$261,517,929
Net asset value per Unit (196,355.4097 and 191,545.8749 Units outstanding at June 30, 2005 and 2004, respectively)	$2,933.49	$1,365.30	$2,933.49	$1,365.30
Net income per Unit of Member Interest	$535.54	$52.27	$1,141.57	$161.43

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$105,228,428	$10,181,466	$223,684,291	$31,854,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,546,704)	(1,125,055)	24,480,571	15,923,186
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(39,138,657)	(7,201,122)	(83,762,054)	(6,465,052)
(Increase) decrease in unrealized appreciation on open swaps contracts	15,515,826	(16,763,737)	(109,872,235)	(6,832,480)
(Increase) decrease in commodity options owned, at fair value	(9,150,792)	2,576,851	(64,886,251)	9,089,088
(Increase) decrease in due from brokers	(2,746,802)	(3,830,615)	(7,629,130)	(2,693,224)
(Increase) decrease in interest receivable	(84,412)	(13,763)	(460,313)	(25,061)
Increase (decrease) in unrealized depreciation on open swaps contracts	(14,851,315)	25,262,360	94,299,056	34,600,832
Increase (decrease) in commodity options written, at fair value	9,148,623	(7,144,971)	16,447,907	(19,623,957)
Accrued expenses:
Increase (decrease) in commissions	(52,074)	(58,429)	923,781	4,394
Increase (decrease) in professional fees	(48,270)	(8,525)	6,254	(17,085)
Increase (decrease) in due to brokers	688,143	2,034,138	4,921,682	555,998
Increase (decrease) in due to CGM	—	—	(22,978)	—
Net cash provided by (used in) operating activities	62,961,994	3,908,598	98,130,581	56,370,670
Cash flows from financing activities:
Proceeds from additions	32,264,517	4,371,518	75,289,996	5,911,026
Payments for redemptions	(36,649,976)	(13,073,006)	(54,873,321)	(30,355,980)
Distribution of interest to feeder funds	(2,609,144)	(483,946)	(4,131,132)	(919,883)
Net cash provided by (used in) financing activities	(6,994,603)	(9,185,434)	16,285,543	(25,364,837)
Net change in cash	55,967,391	(5,276,836)	114,416,124	31,005,833
Unrestricted cash, at beginning of period	331,987,915	219,171,775	273,539,182	182,889,106
Unrestricted cash, at end of period	$387,955,306	$213,894,939	$387,955,306	$213,894,939

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized gains *	$327.76	$32.14	$704.60	$101.86
Interest income	8.49	1.64	14.59	3.07
Expenses and allocation to Special Limited Partner **	(74.40)	(5.81)	(156.94)	(11.16)
Increase for the period	261.85	27.97	562.25	93.77
Net Asset Value per Redeemable Unit, beginning of period	1,450.14	855.19	1,149.74	789.39
Net Asset Value per Redeemable Unit, end of period	$1,711.99	$883.16	$1,711.99	$883.16
* Includes brokerage commissions allocated from the Master.
** Excludes brokerage commissions allocated from the Master.

Ratios to average net assets:***
Net investment loss before incentive fee allocation****	(3.3)%	(5.4)%	(3.7)%	(5.5)%
Operating expense	5.5%	6.2%	5.8%	6.3%
Incentive fee allocation	4.2%	—	10.0%	—
Total expenses and incentive fee allocation	9.7%	6.2%	15.8%	6.3%
Total return:
Total return before incentive fee allocation	22.4%	3.3%	60.0%	11.9%
Incentive fee allocation	(4.3)%	—	(11.1)%	—
Total return after incentive fee allocation	18.1%	3.3%	48.9%	11.9%

***	Annualized (except for incentive fee allocation)

****	Interest income less total expenses (exclusive of incentive fee allocation)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized gains *	$522.04	$49.73	$1,118.42	$156.69
Interest Income	13.85	2.61	23.78	4.89
Expenses **	(0.35)	(0.07)	(0.63)	(0.15)
Increase for the period	535.54	52.27	1,141.57	161.43
Distributions	(13.69)	(2.58)	(23.40)	(4.80)
Net Asset Value per Unit, beginning of period	2,411.64	1,315.61	1,815.32	1,208.67
Net Asset Value per Unit, end of period	$2,933.49	$1,365.30	$2,933.49	$1,365.30

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment loss****	(0.3)%	(2.6)%	(0.7)%	(2.7)%
Operating expense	2.5%	3.4%	2.7%	3.6%
Total return	22.2%	4.0%	62.9%	13.4%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2005 and December 31, 2004, based on a monthly calculation, were $108,011,613 and $37,750,006, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2005 and December 31, 2004 were $183,412,451 and $35,638,874, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
June 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital increased 108.6% from $118,023,217 to $246,170,907. This increase was attributable to net income from operations of $75,476,429 coupled with the addition of 48,549.4300 Redeemable Units totaling $63,727,000, partially offset by the redemption of 7,409.4865 Redeemable Units totaling $11,055,739. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2005, the Master's capital increased 71.2% from $336,495,535 to $576,007,200. This increase was attributable to net income from operations of $223,684,291, coupled with the addition of 35,296.0105 Units totaling $75,289,996 which was partially offset by the redemption of 24,304.8373 Units totaling $54,873,321 and distributions of interest totaling $4,589,301 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005, the Net Asset Value per Redeemable Unit increased 18.1% from $1,450.14 to $1,711.99 as compared to an increase of 3.3% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $48,088,916. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil, IPE Natural Gas, NYMEX Natural Gas, NYMEX Unleaded Gas, and OTC Energy Swaps and were partially offset by losses in IPE Crude Oil, NYMEX Energy Swaps and IPE Gas Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2004 of $4,365,960. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Heating Oil, and NYMEX Natural gas and were partially offset by losses in energy swaps, IPE Gas Oil, NYMEX Unleaded Gas and NYMEX Crude Oil.

The second quarter of 2005 trading results reflected continued vitality in the global energy markets with positive performance each month. While the first quarter saw strong one direction moves in price across all sectors, the second quarter witnessed the development of a more two-sided market and the accentuation of price disequilibrium over the time horizon for forward contracts. The discretionary and non-directional trading style of the Partnership's Advisor generated an 18.1% return for the quarter.

Receiving the most public attention has been the high and now volatile price of crude oil. The near term contract experienced a $15.00 a barrel range in price during the quarter. But more relevantly to the Advisor's trading this occurred in several phases and more than once. In April, crude had a range of $8.00 a barrel, swung $12.00 from April's high to May's low of $46.20 a barrel and back to the low $60s in June. Options trading and spread positions were profitable during this period. Trading in heating oil and gasoline was also profitable as the market reflected seasonal usage speculation and led to volatile market conditions.

Trading in natural gas was also profitable with successful spread trading being short the near months while maintaining a bullish position on the long dated contracts. Natural gas started to reflect some of the dynamics of the deferred crude contracts showing over bought conditions on the near months not justified by long-term production and supply expectations.

During the six months ended June 30, 2005, the Net Asset Value per Redeemable Unit increased 48.9% from $1,149.74 to $1,711.99 as compared to an increase of 11.9% in the same period of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2005 of $97,180,305. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil, IPE Natural Gas, NYMEX Natural Gas, NYMEX Unleaded Gas, and OTC Energy Swaps and were partially offset by losses in IPE Crude Oil, NYMEX Energy Swaps and IPE Gas Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2004 of $13,268,666. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Heating Oil, and NYMEX Natural Gas and NYMEX Unleaded Gas and were partially offset by losses in IPE Brent Crude Oil.

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

Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30 -day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3- month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from Master for the three and six months ended June 30, 2005 increased by $1,021,415 and $1,627,063, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to greater assets and an increase in interest rates during the three and six months ended June 30, 2005 as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2005 increased by $720,062 and $1,100,028, as compared to the corresponding periods in 2004. The increase in management fees is due to an increase in net assets during the three and six months ended June 30, 2005 as compared to 2004.

Administrative fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2005 increased by $180,016 and $275,006, as compared to the corresponding periods in 2004. The increase in administrative fees is due to an increase in net assets during the three and six months ended June 30, 2005 as compared to 2004.

Special limited partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and six months ended June 30, 2005 was $9,025,767 and $18,375,094. There was no allocation accrued for the three and six months ended June 30, 2004.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2005 and the highest, lowest and average value during the three months ended June 30, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2005, the Master's total capitalization was $576,007,200. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005

			Three Months Ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value* at Risk
Energy	$38,464,932	6.68%	$45,410,038	$22,733,165	$37,913,492
Energy Swaps	3,710,046	0.64%	$3,710,046	$3,300,000	$3,436,682
Total	$42,174,978	7.32%

* Average monthly Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2005 there were additional sales of 17,852.0392 Redeemable Units totaling $26,852,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	408.4380	$1,502.01	N/A	N/A
May 1, 2005 - May 31, 2005	3,299.2381	$1,569.03	N/A	N/A
June 1, 2005 - June 30, 2005	773.5027	$1,711.99	N/A	N/A
Total	4,481.1788	$1,594.34	N/A	N/A

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

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 9, 2005