Form 10-Q
period 2006-09-30
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2006-11-14
CIK 1227268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

FORM 10-Q

PART I

Item 1. Financial Statements

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in the Master, at fair value	$522,976,383	$500,832,721
Cash	33,779	26,541
	$523,010,162	$500,859,262
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,903,002	$—
Management fees	868,486	850,749
Administrative fees	217,121	212,687
Other	15,603	14,883
Due to Special Limited Partner	15,137,747	—
Redemptions payable	18,596,132	32,907,562
	36,738,091	33,985,881
Partners' Capital:
General Partner, 2,501.2826 Unit equivalents outstanding in 2006 and 2005	6,249,254	5,433,711
Special Limited Partner 4,111.1273 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005 respectively	10,271,323	8,930,890
Limited Partners, 188,019.6113 and 208,301.6497 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	469,751,494	452,508,780
	486,272,071	466,873,381
	$523,010,162	$500,859,262

See accompanying Notes to Financial Statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Realized gains (losses) on closed positions allocated from Master	$(26,326,547)	$(21,990,665)	$257,803,163	$16,331,089
Change in unrealized gains (losses) on open positions allocated from Master	(26,445,445)	91,486,117	(163,056,912)	150,344,668
Interest income allocated from Master	4,595,755	1,730,654	14,058,559	3,706,707
Expenses allocated from Master	(463,171)	(1,850,096)	(1,682,034)	(4,508,431)
	(48,639,408)	69,376,010	107,122,776	165,874,033
Expenses:
Brokerage commissions	1,553,464	—	6,494,255	—
Management fees	2,680,564	1,662,014	8,563,934	3,719,678
Administrative fees	670,141	415,503	2,140,982	929,918
Other	75,242	112,145	176,310	186,566
	4,979,411	2,189,662	17,375,481	4,836,162
Net income (loss) before allocation to Special Limited Partner	(53,618,819)	67,186,348	89,747,295	161,037,871
Allocation to Special Limited Partner	11,642,915	(13,091,139)	(15,137,747)	(31,466,233)
Net income (loss) after allocation to Special Limited Partner	(41,975,904)	54,095,209	74,609,548	129,571,638
Additions − Limited Partners	15,998,000	57,671,547	36,568,000	121,398,547
Redemptions − Limited Partners	(33,101,110)	(4,545,387)	(91,778,858)	(15,601,126)
Net increase (decrease) in Partners' Capital	(59,079,014)	107,221,369	19,398,690	235,369,059
Partners' Capital, beginning of period	545,351,085	246,170,907	466,873,381	118,023,217
Partners' Capital, end of period	$486,272,071	$353,392,276	$486,272,071	$353,392,276
Net Asset Value per Redeemable Unit (194,632.0212 and 173,762.1093 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$2,498.42	$2,033.77	$2,498.42	$2,033.77
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(203.66)	$321.78	$326.05	$884.03

See accompanying Notes to Financial Statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(41,975,904)	$54,095,209	$74,609,548	$129,571,638
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(15,998,000)	(57,671,547)	(75,498,890)	(123,107,454)
Proceeds from sale of investment in Master	32,997,975	4,543,138	145,356,141	18,398,243
Net unrealized (appreciation) depreciation on investment in Master	53,200,288	(67,661,161)	(92,000,913)	(162,215,455)
Accrued expenses:
Increase (decrease) in brokerage commissions fees	(253,442)	—	1,903,002	—
Increase (decrease) in management fees	(116,594)	198,555	17,737	432,768
Increase (decrease) in administrative fees	(29,149)	49,638	4,434	108,192
Increase (decrease) in other	2,888	4,567	720	(23,442)
Increase (decrease) in due to Special Limited Partner	(11,642,915)	13,091,139	15,137,747	31,466,233
Net cash provided by (used in) operating activities	16,185,147	(53,350,462)	69,529,526	(105,369,277)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	15,998,000	57,671,547	36,568,000	121,398,547
Payments for redemptions – Limited Partners	(32,189,849)	(4,318,519)	(106,090,288)	(16,040,895)
Net cash provided by (used in) financing activities	(16,191,849)	53,353,028	(69,522,288)	105,357,652
Net change in cash	(6,702)	2,566	7,238	(11,625)
Cash, at beginning of period	40,481	36,212	26,541	50,403
Cash, at end of period	$33,779	$38,778	$33,779	$38,778

See accompanying Notes to Financial Statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

1.    General:

Salomon Smith Barney AAA Energy Fund L.P. II (the ‘‘Partnership’’) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts. In addition, the Partnership may enter into swap contracts on energy-related products. During the initial offering period (May 31, 2002 through July 1, 2002), the Partnership sold 93,975 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’). The Partnership commenced trading on July 1, 2002.

Effective July 1, 2002, the Partnership allocated all of its capital to SB AAA Master Fund LLC, a New York limited liability company (the ‘‘Master’’). With this cash, the Partnership purchased 64,945.0387 Units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program – Futures and Swaps, the Advisor's proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner of the Partnership. Principals of the Advisor were formerly employees of Smith Barney and associated persons of CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership (collectively, the ‘‘Feeder Funds’’), are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master may trade commodity futures and options contracts of any kind, but trades solely energy and energy-related products. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

As of September 30, 2006, the Partnership owned approximately 52.7% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

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

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2006 and December 31, 2005 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,720,046 and $4,130,046 in 2006 and 2005, respectively)	$793,721,613	$557,878,760
Net unrealized appreciation on open futures positions	—	260,548,395
Unrealized appreciation on open swaps contracts	116,180,914	193,692,178
Commodity options owned, at fair value (cost $292,312,198 and $129,024,667 in 2006 and 2005, respectively)	325,775,158	225,052,075
	1,235,677,685	1,237,171,408
Due from brokers	12,086,805	14,310,966
Interest receivable	2,615,388	1,813,732

	$1,250,379,878	$1,253,296,106
Liabilities and Members' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$2,295,549	$—
Unrealized depreciation on open swap contracts	58,559,148	165,265,325
Commodity options written, at market value (premium $199,469,819 and $147,363,753 in 2006 and 2005, respectively)	182,318,173	114,859,048
Accrued expenses:
Brokerage commissions	—	3,198,816
Other	147,324	143,268
Due to brokers	15,038,110	13,948,544
Distribution payable	2,595,766	1,798,953
	260,954,070	299,213,954
Members' Capital:
Members' Capital, 215,521.4035 and 246,785.2714 Units outstanding in 2006 and 2005, respectively	989,425,808	954,082,152
	$1,250,379,878	$1,253,296,106

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Number of Contracts	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy		$(154,992,929)	(15.66)%
Futures Contracts Sold
Energy		152,697,380	15.43
Total futures contracts		(2,295,549)	(0.23)
Options Owned
Energy
NYMEX Natural Gas Nov. 06 – April 07	7,250	150,721,980	15.23
Other		175,053,178	17.70
Total options owned		325,775,158	32.93
Options Written
Energy
NYMEX Natural Gas Nov. 06 – March 07	5,200	(116,882,880)	(11.82)
Other		(65,435,293)	(6.61)
Total options written		(182,318,173)	(18.43)
Unrealized Appreciation on Swap Contracts
Energy		116,180,914	11.74
Unrealized Depreciation on Swap Contracts
Energy		(58,559,148)	(5.92)
Total Energy Fair Value		$198,783,202	20.09%

Percentages are based on Members' Capital unless otherwise indicated.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Number of Contracts	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy
NYMEX Henry Hub Natural Gas Swap – April 07 – Dec. 09	6,496	$61,657,788	6.46%
NYMEX Natural Gas Aug. 06 – Dec. 10	9,869	107,175,497	11.23
Other		45,857,146	4.81
Total futures contracts purchased		214,690,431	22.50

Futures Contracts Sold
Energy		45,857,964	4.81
Total futures contracts		260,548,395	27.31

Options Owned
Energy
NYMEX Natural Gas Feb. 06 – July 06	4,778	78,598,570	8.24
Other		146,453,505	15.35
Total options owned		225,052,075	23.59

Options Written
Energy		(114,859,048)	(12.04)

Unrealized Appreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	67,563,451	7.08
Other		126,128,727	13.22
Total unrealized appreciation on swap contracts		193,692,178	20.30

Unrealized Depreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	(65,229,496)	(6.84)
Other		(100,035,829)	(10.48)
Total unrealized depreciation on swap contracts		(165,265,325)	(17.32)
Total Energy Fair Value		$399,168,275	41.84%

Percentages are based on Members' Capital unless otherwise indicated.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(49,732,912)	$(45,388,615)	$492,683,728	$44,240,832
Change in unrealized gains (losses) on open positions	(49,663,311)	185,206,455	(311,566,538)	320,759,915
	(99,396,223)	139,817,840	181,117,190	365,000,747
Interest income	8,901,632	3,626,585	27,222,402	8,290,863
	(90,494,591)	143,444,425	208,339,592	373,291,610
Expenses:
Brokerage commissions including clearing fees of $446,843, $430,958, $1,671,617 and $1,158,244, respectively	767,905	3,689,997	2,863,472	9,730,505
Other	106,504	104,356	319,504	226,742
	874,409	3,794,353	3,182,976	9,957,247
Net income (loss)	(91,369,000)	139,650,072	205,156,616	363,334,363
Additions	43,487,021	68,978,312	204,588,058	144,268,308
Redemptions	(68,710,096)	(18,541,906)	(347,330,100)	(73,415,227)
Distribution of interest to feeder funds	(8,845,092)	(3,594,110)	(27,070,918)	(8,183,411)
Net increase (decrease) in Members' Capital	(125,437,167)	186,492,368	35,343,656	426,004,033
Members' Capital, beginning of period	1,114,862,975	576,007,200	954,082,152	336,495,535
Members' Capital, end of period	$989,425,808	$762,499,568	$989,425,808	$762,499,568
Net Asset Value per Unit (215,521.4035 and 212,830.6942 Units outstanding in September 30, 2006 and 2005, respectively)	$4,590.85	$3,582.66	$4,590.85	$3,582.66
Net income (loss) per Unit of Member Interest	$(418.63)	$666.56	$844.70	$1,808.12

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(91,369,000)	$139,650,072	$205,156,616	$363,334,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	13,776,190	1,136,658	(590,000)	25,617,229
(Increase) decrease in unrealized
appreciation on open futures positions	60,252,028	(93,833,154)	260,548,395	(177,595,208)
(Increase) decrease in unrealized appreciation on open swaps contracts	82,599,653	(80,855,557)	77,511,264	(190,727,792)
(Increase) decrease in commodity options owned at fair value	(111,721,015)	(228,252,081)	(100,723,083)	(293,138,332)
(Increase) decrease in due from brokers	8,081,180	(27,261,579)	2,224,161	(34,890,709)
(Increase) decrease in interest receivable	490,922	(342,457)	(801,656)	(802,770)
Increase (decrease) in unrealized depreciation on open futures positions	2,295,549	—	2,295,549	—
Increase (decrease) in unrealized depreciation on open swap contracts	(78,025,246)	71,487,312	(106,706,177)	165,786,368
Increase (decrease) in commodity options written, at fair value	25,302,902	141,492,460	67,459,125	157,940,367
Accrued expenses:
Increase (decrease) in brokerage commissions	—	709,836	(3,198,816)	1,633,617
Increase (decrease) in other	(9,957)	(6,916)	4,056	(662)
Increase (decrease) in due to brokers	(3,891,920)	22,273,296	1,089,566	27,194,978
Increase (decrease) in due to CGM	—	—	—	(22,978)
Net cash provided by (used in) operating activities	(92,218,714)	(53,802,110)	404,269,000	44,328,471

Cash flows from financing activities:
Proceeds from additions	43,487,021	68,978,312	204,588,058	144,268,308
Payments for redemptions	(68,710,096)	(18,541,906)	(347,330,100)	(73,415,227)
Distribution of interest to feeder funds	(9,340,131)	(3,253,309)	(26,274,105)	(7,384,441)
Net cash provided by (used in) financing activities	(34,563,206)	47,183,097	(169,016,147)	63,468,640
Net change in unrestricted cash	(126,781,920)	(6,619,013)	235,252,853	107,797,111
Unrestricted cash, at beginning of period	915,783,487	387,955,306	553,748,714	273,539,182
Unrestricted cash, at end of period	$789,001,567	$381,336,293	$789,001,567	$381,336,293

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses) *	$(265.60)	$402.70	$376.82	$1,107.30
Interest income	22.43	10.66	66.12	25.25
Expenses and allocation to Special Limited Partner **	39.51	(91.58)	(116.89)	(248.52)
Increase (decrease) for the period	(203.66)	321.78	326.05	884.03
Net Asset Value per Redeemable Unit, beginning of period	2,702.08	1,711.99	2,172.37	1,149.74
Net Asset Value per Redeemable Unit, end of period	$2,498.42	$2,033.77	$2,498.42	$2,033.77

*	Includes Partnership commissions and Expenses allocated from the Master.

**	Excludes Partnership commissions and Expenses allocated from the Master.

Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(0.7)%	(3.2)%	(1.0)%	(3.4)%
Operating expenses	4.2%	5.6%	4.5%	5.7%
Allocation to Special Limited Partner	(2.3)%	4.5%	2.8%	14.4%
Total expenses and allocation to Special Limited Partner	1.9%	10.1%	7.3%	20.1%
Total return:
Total return before allocation to Special Limited Partner	(9.8)%	23.2%	18.6%	92.6%
Allocation to Special Limited Partner	2.3%	(4.4)%	(3.6)%	(15.7)%
Total return after allocation to Special Limited Partner	(7.5)%	18.8%	15.0%	76.9%

***	Annualized (except for allocation to Special Limited Partner)

****	Interest income less total expenses (exclusive of allocation to Special Limited Partner)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights (continued)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(459.10)	$649.51	$725.55	$1,767.93
Interest income	40.96	17.55	120.56	41.32
Expenses **	(0.49)	(0.50)	(1.41)	(1.13)
Increase (decrease) for the period	(418.63)	666.56	844.70	1,808.12
Distributions	(40.70)	(17.39)	(119.89)	(40.78)
Net Asset Value per Unit, beginning of period	5,050.18	2,933.49	3,866.04	1,815.32
Net Asset Value per Unit, end of period	$4,590.85	$3,582.66	$4,590.85	$3,582.66

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain (loss)****	3.1%	(0.1)%	3.0%	(0.4)%
Operating expenses	0.3%	2.3%	0.4%	2.5%
Total return	(8.3)%	22.7%	21.8%	99.6%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2006
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2006 and December 31, 2005, based on a monthly calculation, were $224,544,389 and $199,595,694, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2006 and December 31, 2005 were $198,783,202 and $399,168,275, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2006
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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital increased 4.2% from $466,873,381 to $486,272,071. This increase was attributable to net income from operations of $74,609,548 coupled with the addition of 14,992.5700 Redeemable Units totaling $36,568,000, which was partially offset by the redemption of 35,274.6084 Redeemable Units totaling $91,778,858. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2006, the Master's capital increased 3.7% from $954,082,152 to $989,425,808. This increase was attributable to net income from operations of $205,156,616, coupled with the addition of 48,633.8390 Units totaling $204,588,058 which was partially offset by the redemption of 79,897.7069. Units totaling $347,330,100 and distributions of interest totaling $27,070,918 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2006, the Net Asset Value per Redeemable Unit decreased 7.5% from $2,702.08 to $2,498.42 as compared to an increase of 18.8% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $52,771,992. Losses were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Freight Futures, IPE Gas Oil and were partially offset by gains in NYMEX Unleaded Gas and OTC Energy Swaps. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $69,495,452. Gains were primarily attributable to the Master's trading of commodity futures in IPE Gas Oil, NYMEX Natural Gas, OTC energy swaps, and NYMEX Unleaded Gas and were partially offset by losses in NYMEX Crude Oil and NYMEX energy swaps.

Trading in the petroleum sector was adversely impacted by a larger than expected decline in oil and gasoline prices, sharp fluctuations in the relationship between prices of oil and refined products, and continued compression of price volatility in the sector. In natural gas trading, rising price volatility in nearby contract months coupled with price weakness in longer dated contracts produced losses for the Fund.

During the nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit increased 15.0% from $2,172.37 to $2,498.42 as compared to an increase of 76.9% in the same period of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2006 of $94,746,251. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, NYMEX Freight Futures, NYMEX Natural Gas, NYMEX Unleaded Gas and OTC Energy Swaps and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil and IPE Gas Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2005 of $166,675,757. Gains were primarily attributable to the Master's trading of commodity futures in NYMEX Crude Oil, IPE Gas Oil, NYMEX Natural Gas, OTC Energy Swaps, and NYMEX Unleaded Gas and were partially offset by losses in NYMEX energy swaps, Gasoline and NYMEX Heating Oil.

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

Interest income on 80% of the Partnership's average daily equity allocated to it by the Master was earned at a 30 -day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3- month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from Master for the three and nine months ended September 30, 2006 increased by $2,865,101 and $10,351,852, as compared to the corresponding periods in 2005. The increase in interest income is primarily due to higher average net assets and an increase in interest rates during the three and nine months ended September 30, 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2006 increased by $1,018,550 and $4,844,256, as compared to the corresponding periods in 2005. The increase in management fees is due to an increase in net assets during the three and nine months ended September 30, 2006 as compared to 2005.

Administrative fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2006 increased by $254,638 and $1,211,064, as compared to the corresponding periods in 2005. The increase in administrative fees is due to an increase in net assets during the three and nine months ended September 30, 2006 as compared to 2005.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the year, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. For the three months ended September 30, 2006 there was a reversal of the accrued profit share allocation of 11,642,915. The profit share allocation accrued for the nine months ended September 30, 2006 was $15,137,747. The profit share allocation accrued for the three and nine months ended September 30, 2005 was $13,091,139 and $31,466,233.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2006 and the highest, lowest and average value during the three months ended September 30, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2006, the Master's total capitalization was $989,425,808. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$80,290,980	8.11%	$85,359,642	$52,516,591	$67,201,456
Energy Swaps	4,720,046	0.48%	4,720,046	4,130,046	4,326,713
Total	$85,011,026	8.59%

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2006 there were additional sales of 5,920.6241 Redeemable Units totaling $15,998,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	3,412.8033	2,606.74	N/A	N/A
August 1, 2006 – August 31, 2006	2,258.9076	2,482.92	N/A	N/A
September 1, 2006 – September 30, 2006	7,443.1567	2,498.42	N/A	N/A
	13,114.8676	2,529.36	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders

On or about July 10, 2006, the General Partner mailed to all Limited Partners a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, soliciting the approval by the Limited Partners of an amendment to the Limited Partnership Agreement of the Partnership, dated as of March 25, 2002, by and among the General Partner, the Advisor, David J. Vogel and the other Limited Partners (the ‘‘Limited Partnership Agreement’’) to the effect that the profit share allocation due to the Advisor, as special limited partner of the Partnership, be made quarterly rather than annually. As of September 30, 2006, 81,116.9330 units had been voted for the amendment; 19,638.5636 units had been voted against the amendment; votes on 100,738.0029 units had been withheld and holders of 331.7593 units had abstained. The Limited Partnership Agreement requires that Limited Partners owning more than 50% of the units outstanding approve the amendment. Voting remains open as of September 30, 2006.

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

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006