Form 10-Q
period 2007-03-31
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2007-05-14
CIK 1227268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2007

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

Yes             No X

As of April 30, 2007, 175,595.0631 Limited Partnership Redeemable Units were outstanding.

Salomon Smith Barney AAA Energy Fund L.P. II

Form 10-Q

Index

		Page Number
PART I - Financial Information:

Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2007 and December 31, 2006 (unaudited)	3
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2007 and 2006 (unaudited)	4
	Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	5
	Notes to Financial Statements, including the Financial Statements of SB AAA Master Fund LLC (unaudited)	6 – 15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in the Master, at fair value	$479,885,338	$509,172,261
Cash	88,316	27,128
	$479,973,654	$509,199,389
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,653,420	$1,822,843
Management fees	797,104	845,581
Administrative fees	199,276	211,395
Other expenses	58,089	27,719
Redemptions payable	5,741,995	3,751,769
	8,449,884	6,659,307
Partners’ Capital:
General Partner, 2,051.6401 and 2,501.2826 Unit equivalents outstanding in 2007 and 2006, respectively	5,299,592	6,497,107
Special Limited Partner, 8,599.4664 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006	22,213,282	22,337,200
Limited Partners, 171,890.9474 and 182,369.4921 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	444,010,896	473,705,775
	471,523,770	502,540,082
	$479,973,654	$509,199,389

See accompanying Notes to Financial Statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Realized gains (losses) on closed positions allocated from Master	$(9,140,348)	$196,996,432
Change in unrealized gains (losses) on open positions allocated from Master	6,682,378	(78,502,116)
Interest income allocated from Master	3,978,445	4,275,656
Expenses allocated from Master	(469,581)	(540,351)
	1,050,894	122,229,621
Expenses:
Brokerage commissions	1,532,261	3,127,389
Management fees	2,393,591	2,828,614
Administrative fees	598,398	707,153
Other expenses	50,404	50,533
	4,574,654	6,713,689
Net income (loss) before allocation to the Special Limited Partner	(3,523,760)	115,515,932
Allocation to the Special Limited Partner	—	(22,248,055)
Net income (loss) after allocation to the Special Limited Partner	(3,523,760)	93,267,877
Additions – Limited Partners	—	19,697,000
Redemptions – Limited Partners	(26,331,080)	(15,502,428)
Redemptions – General Partner	(1,161,472)	—
Net increase (decrease) in Partners’ Capital	(31,016,312)	97,462,449
Partners’ Capital, beginning of period	502,540,082	466,873,381
Partners’ Capital, end of period	$471,523,770	$564,335,830
Net Asset Value per Redeemable Unit
(182,542.0539 and 217,444.6565 Units outstanding
at March 31, 2007 and 2006, respectively)	$2,583.10	$2,595.31
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(14.41)	$422.94

See accompanying Notes to Financial Statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,523,760)	$93,267,877
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(18,782,467)	(58,627,890)
Proceeds from sale of investment in Master	49,120,284	85,071,569
Net unrealized (appreciation) depreciation on investment in Master	(1,050,894)	(122,229,621)
Accrued expenses:
Increase (decrease) in brokerage commissions	(169,423)	2,081,807
Increase (decrease) in management fees	(48,477)	140,192
Increase (decrease) in administrative fees	(12,119)	35,048
Increase (decrease) in other expenses	30,370	50,534
Increase (decrease) in due to Special Limited Partner	—	22,248,055
Net cash provided by (used in) operating activities	25,563,514	22,037,571
Cash flows from financing activities:
Proceeds from additions – Limited Partners	—	19,697,000
Payments for redemptions – Limited Partners	(24,340,854)	(41,667,929)
Payments for redemptions – General Partner	(1,161,472)	—
Net cash provided by (used in) financing activities	(25,502,326)	(21,970,929)
Net change in cash	61,188	66,642
Cash, at beginning of period	27,128	26,541
Cash, at end of period	$88,316	$93,183

See accompanying Notes to Financial Statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2007
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

On July 1, 2002, the Partnership allocated substantially all of its capital to SB AAA Master Fund LLC, a New York Limited Liability Company (the ‘‘Master’’). With this cash, the Partnership purchased 64,945.0387 Units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed then or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program – Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a Special Limited Partner of the Partnership. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

As of March 31, 2007, the Partnership owned approximately 49.6% of the Master. At December 31, 2006, the Partnership owned 51.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s statements of financial condition, statements of income and expenses and members’ capital, condensed schedules of investments and statements of cash flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

The Master’s statements of financial condition and condensed schedules of investments as of March 31, 2007 and December 31, 2006 and statements of income and expenses and members’ capital and statements of cash flows for the three months ended March 31, 2007 and 2006 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,720,046 and $56,785,893, respectively)	$740,448,251	$804,915,355
Net unrealized appreciation on open futures positions	43,897,264	61,090,392
Unrealized appreciation on open swaps contracts	94,137,663	76,254,264
Commodity options owned, at fair value (cost $271,326,062 and $232,233,555, respectively)	272,156,550	183,062,505
	1,150,639,728	1,125,322,516
Due from brokers	2,160,889	12,531,328
Interest receivable	2,803,990	2,855,447
	$1,155,604,607	$1,140,709,291
Liabilities and Members’ Capital:
Liabilities:
Unrealized depreciation on open swap contracts	$34,014,036	$30,027,854
Commodity options written, at fair value (premium $174,457,296 and $155,302,445, respectively)	152,556,932	101,015,772
Accrued expenses:
Professional fees	149,209	55,659
Due to brokers	890,856	13,415,760
Distribution payable	2,782,803	2,834,347
	190,393,836	147,349,392
Members’ Capital:
Members’ Capital, 202,132.2593 and 207,146.0645 Units outstanding in 2007 and 2006, respectively	965,210,771	993,359,899
	$1,155,604,607	$1,140,709,291

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$94,695,610	9.81%
Grains		(854,369)	(0.09)
Total Futures Contracts Purchased		93,841,241	9.72

Futures Contracts Sold
Energy		(49,943,977)	(5.17)

Options Owned
Energy
NYMEX Natural Gas May 07 - Oct 10	9,106	104,590,776	10.84
Other		167,565,774	17.36
Total options owned		272,156,550	28.20

Options Written
Energy
NYMEX Natural Gas May 07 - Mar 08	9,159	(50,249,310)	(5.21)
Other		(101,634,497)	(10.53)
Grains		(673,125)	(0.07)
Total options written		(152,556,932)	(15.81)

Unrealized Appreciation on Swap Contracts
Energy		94,137,663	9.75

Unrealized Depreciation on Swap Contracts
Energy		(34,014,036)	(3.52)

Total Fair Value		$223,620,509	23.17%

Percentages are based on Members’ Capital unless otherwise indicated.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$(57,211,717)	(5.76)%
Futures Contracts Sold
Energy
IPE Gas Oil Jan 07 - Dec 07	11,340	65,911,521	6.64
Other		52,390,588	5.27
Total futures contracts sold		118,302,109	11.91

Options Owned
Energy
NYMEX Natural Gas Mar 07 - Oct 10	6,366	57,774,894	5.82
Other		125,287,611	12.61
Total options owned		183,062,505	18.43

Options Written
Energy		(99,225,259)	(9.99)
Grains		(1,790,513)	(0.18)
Total options written		(101,015,772)	(10.17)

Unrealized Appreciation on Swap Contracts
Energy		76,254,264	7.67

Unrealized Depreciation on Swap Contracts
Energy		(30,027,854)	(3.02)
Total Fair Value		$189,363,535	19.06%

Percentages are based on Members’ Capital unless otherwise indicated.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(18,548,410)	$378,831,347
Change in unrealized gains (losses) on open positions	14,319,318	(152,182,141)
	(4,229,092)	226,649,206
Interest income	8,232,510	8,340,139
	4,003,418	234,989,345
Expenses:
Brokerage commissions including clearing fees of $547,123 and $534,660, respectively	830,854	925,949
Professional fees	103,750	106,500
	934,604	1,032,449
Net income	3,068,814	233,956,896
Additions	49,003,033	138,178,694
Redemptions	(72,049,800)	(195,528,305)
Distribution of interest to feeder funds	(8,171,175)	(8,294,502)
Net increase (decrease) in Members’ Capital	(28,149,128)	168,312,783
Members’ Capital, beginning of period	993,359,899	954,082,152
Members’ Capital, end of period	$965,210,771	$1,122,394,935
Net Asset Value per Unit (202,132.2593 and 232,919.5565 Units outstanding at March 31, 2007 and 2006, respectively)	$4,775.14	$4,818.81

Net income per Unit of Members Interest	$19.68	$987.86

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,068,814	$233,956,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	52,065,847	(149,543,622)
(Increase) decrease in net unrealized
appreciation on open futures positions	17,193,128	49,485,868
(Increase) decrease in unrealized appreciation on open swaps contracts	(17,883,399)	(38,910,426)
(Increase) decrease in commodity options owned at fair value	(89,094,045)	108,811,234
(Increase) decrease in due from brokers	10,370,439	970,416
(Increase) decrease in interest receivable	51,457	(1,577,158)
Increase (decrease) in unrealized depreciation on open swap contracts	3,986,182	14,095,811
Increase (decrease) in commodity options written, at fair value	51,541,160	24,508,551
Accrued expenses:
Increase (decrease) in brokerage commissions	—	(3,198,816)
Increase (decrease) in professional fees	93,550	106,500
Increase (decrease) in due to brokers	(12,524,904)	433,656
Net cash provided by (used in) operating activities	18,868,229	239,138,910
Cash flows from financing activities:
Proceeds from additions	49,003,033	138,178,694
Payments for redemptions	(72,049,800)	(195,528,305)
Distribution of interest income to feeder funds	(8,222,719)	(6,718,708)
Net cash provided by (used in) financing activities	(31,269,486)	(64,068,319)
Net change in unrestricted cash	(12,401,257)	175,070,591
Unrestricted cash, at beginning of period	748,129,462	553,748,714
Unrestricted cash, at end of period	$735,728,205	$728,819,305

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses) *	$(19.09)	$520.95
Interest income	21.07	19.37
Expenses and allocation to Special Limited Partner **	(16.39)	(117.38)
Increase (decrease) for the period	(14.41)	422.94
Net Asset Value per Redeemable Unit, beginning of period	2,597.51	2,172.37
Net Asset Value per Redeemable Unit, end of period	$2,583.10	$2,595.31
*Includes Partnership commissions and expenses allocated from the Master.
**Excludes Partnership commissions, expenses allocated from the Master and includes allocation to Special Limited Partner in 2006.

Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(0.9)%	(1.4)%
Operating expense	4.2%	4.7%
Allocation to Special Limited Partner	—%	4.2%
Total expenses and allocation to Special Limited Partner	4.2%	8.9%
Total return:
Total return before allocation to Special Limited Partner	(0.6)%	24.2%
Allocation to Special Limited Partner	—%	(4.7)%
Total return after allocation to Special Limited Partner	(0.6)%	19.5%

***	Annualized (except for allocation to Special Limited Partner, if applicable)
****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

Financial Highlights of the Master continued:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses)*	$(20.10)	$953.02
Interest income	40.30	35.29
Expenses**	(0.52)	(0.45)
Increase for the period	19.68	987.86
Distributions	(40.00)	(35.09)
Net Asset Value per Unit of Member Interest, beginning of period	4,795.46	3,866.04
Net Asset Value per Unit of Member Interest, end of period	$4,775.14	$4,818.81
* Includes brokerage commissions
** Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain****	3.1%	2.8%
Operating expense	0.4%	0.4%
Total return	0.4%	25.6%

***	Annualized
****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the year.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a ‘‘master fund/feeder fund’’ structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2007 and December 31, 2006, based on a monthly calculation, were $186,893,945 and $206,505,875, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2007 and December 31, 2006 were $223,620,509 and $189,363,535, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master’s swaps contracts are OTC contracts.

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
March 31, 2007
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 6.2% from $502,540,082 to $471,523,770. This decrease was attributable to net loss from operations of $3,523,760 coupled with the redemption of 10,928.1872 Redeemable Units totaling $27,492,552. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2007, the Master’s capital decreased 2.8% from $993,359,899 to $965,210,771. This decrease was attributable to the redemption of 15,365.4223 Redeemable Units totaling $72,049,800 and distributions of interest totaling $8,171,175 to the non-managing members of the Master, which was partially offset by net income from operations of $3,068,814, coupled with the addition of 10,351.6171 Redeemable Units totaling $49,003,033. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net realized and unrealized gains (losses) on trading of commodity interests.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007, the Net Asset Value per Redeemable Unit decreased 0.6% from $2,597.51 to $2,583.10 as compared to an increase of 19.5% in the first quarter of 2006. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the first quarter of 2007 of $2,457,970. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Gasoline and NYMEX Energy Swaps and were partially offset by gains in IPE Brent Crude Oil, IPE Gas Oil, NYMEX Heating Oil, NYMEX Unleaded Gas, Corn and OTC Energy Swaps. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $118,494,316. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Gas Oil, NYMEX energy swaps, NYMEX Heating Oil and were partially offset by losses in NYMEX Gasoline.

Losses were accumulated in January as prices in the petroleum complex unexpectedly fell due to exceptionally mild winter weather across most major U.S. population centers. Partially offsetting losses were gains earned in trading refined products as prices rallied as fundamentals remain supportive. Losses were realized in natural gas as prices unexpectedly rallied in January.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master) expects to increase capital through operations.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three months ended March 31, 2007 decreased by $1,595,128, as compared to the corresponding period in 2006. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2007 as compared to the corresponding periods in 2006.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from Master for the three months ended March 31, 2007 decreased by $297,211, as compared to the corresponding period in 2006. The decrease in interest income is primarily due to lower average net assets during the three months ended March 31, 2007 as compared to 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2007 decreased by $435,023, as compared to the corresponding period in 2006. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2007 as compared to 2006.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2007 decreased by $108,755, as compared to the corresponding period in 2006. The decrease in administrative fees is due to a decrease in net assets during the three months ended March 31, 2007 as compared to 2006.

As of December 31, 2006, an amendment to the Limited Partnership Agreement was approved by the limited partners of Smith Barney AAA Energy Fund L.P. II. The amendment changed the profit share allocation due to AAA, as Special Limited Partner of the Partnership, so that the allocation is made quarterly rather than annually. Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three months ended March 31, 2007 and 2006 was $0 and $22,248,055, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification results among the Master’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2007 and the highest, lowest and average value during the three months ended March 31, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2007, the Master’s total capitalization was $965,210,771. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$76,713,986	7.95%	$128,567,435	$68,836,939	$73,994,953
Energy Swaps	4,720,046	0.49%	4,720,046	4,720,046	4,720,046
Grains	488,373	0.05%	703,281	203,886	395,247
Total	$81,922,405	8.49%

* Average monthly Values at Risk

Item 4.    Controls and Procedures

The General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	5,253.9166	$2,474.53	N/A	N/A
February 1, 2007 – February 28, 2007	3,451.3621	$2,535.11	N/A	N/A
March 1, 2007 – March 31, 2007	2,222.9085	$2,583.10	N/A	N/A
	10,928.1872	$2,530.91	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007