Form 10-Q
period 2007-06-30
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2007-08-14
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 0-50272

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	03-0407557

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue – 25th Fl.
New York, New York 10022

(Address of principal executive offices) (Zip Code)

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

Yes             No X

As of July 31, 2007, 166,314.0468 Limited Partnership Redeemable Units were outstanding.

Salomon Smith Barney AAA Energy Fund L.P. II

Form 10-Q

PART I

Item 1. Financial Statements

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in the Master, at fair value	$495,675,512	$509,172,261
Cash	64,501	27,128
	$495,740,013	$509,199,389
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,986,166	$1,822,843
Management fees	822,865	845,581
Administrative fees	205,716	211,395
Other expenses	35,073	27,719
Redemptions payable	10,539,322	3,751,769
	13,589,142	6,659,307
Partners’ Capital:
General Partner, 2,051.6401 and 2,501.2826 Unit equivalents outstanding in 2007 and 2006, respectively	5,689,526	6,497,107
Special Limited Partner, 6,022.2598 and 8,599.4664 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	16,700,690	22,337,200
Limited Partners, 165,789.5995 and 182,369.4921 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	459,760,655	473,705,775
	482,150,871	502,540,082
	$495,740,013	$509,199,389

See accompanying notes to financial statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Realized gains on closed positions allocated from Master	$32,120,694	$87,133,278	$22,980,346	$284,129,710
Change in unrealized gains (losses) on open positions allocated from Master	9,504,386	(58,109,351)	16,186,764	(136,611,467)
Interest income allocated from Master	3,605,493	5,187,148	7,583,938	9,462,804
Expenses allocated from Master	(427,877)	(678,512)	(897,458)	(1,218,863)
	44,802,696	33,532,563	45,853,590	155,762,184
Expenses:
Brokerage commissions	1,562,249	1,813,402	3,094,510	4,940,791
Management fees	2,460,320	3,054,756	4,853,911	5,883,370
Administrative fees	615,080	763,688	1,213,478	1,470,841
Other expenses	45,547	50,535	95,951	101,068
	4,683,196	5,682,381	9,257,850	12,396,070
Net income before allocation to Special Limited Partner	40,119,500	27,850,182	36,595,740	143,366,114
Allocation to Special Limited Partner	(6,007,561)	(4,532,607)	(6,007,561)	(26,780,662)
Net income after allocation to Special Limited Partner	34,111,939	23,317,575	30,588,179	116,585,452
Additions – Limited Partners	1,000,000	873,000	1,000,000	20,570,000
Additions – Special Limited Partner	6,007,561	—	6,007,561	—
Redemptions – Limited Partners	(17,785,152)	(43,175,320)	(44,116,232)	(58,677,748)
Redemptions – Special Limited Partner	(12,707,247)	—	(12,707,247)	—
Redemptions – General Partner	—	—	(1,161,472)	—
Net increase (decrease) in Partners’ Capital	10,627,101	(18,984,745)	(20,389,211)	78,477,704
Partners’ Capital, beginning of period	471,523,770	564,335,830	502,540,082	466,873,381
Partners’ Capital, end of period	$482,150,871	$545,351,085	$482,150,871	$545,351,085
Net Asset Value per Unit (173,863.4994 and 201,826.2647 Units outstanding at June 30, 2007 and 2006, respectively)	$2,773.16	$2,702.08	$2,773.16	$2,702.08
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$190.06	$106.77	$175.65	$529.71

See accompanying notes to financial statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$34,111,939	$23,317,575	$30,588,179	$116,585,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(1,000,000)	(873,000)	(19,782,467)	(59,500,890)
Proceeds from sale of investment in Master	30,012,522	37,847,580	79,132,806	122,919,149
Net unrealized (appreciation) depreciation on investment in Master	(44,802,696)	(33,532,563)	(45,853,590)	(155,762,184)
Accrued expenses:
Increase (decrease) in brokerage commissions	332,746	74,637	163,323	2,156,444
Increase (decrease) in management fees	25,761	(5,861)	(22,716)	134,331
Increase (decrease) in administrative fees	6,440	(1,465)	(5,679)	33,583
Increase (decrease) in other expenses	(23,016)	(52,702)	7,354	(2,168)
Increase (decrease) in due to Special Limited Partner	—	4,532,607	—	26,780,662
Net cash provided by (used in) operating activities	18,663,696	31,306,808	44,227,210	53,344,379
Cash flows from financing activities:
Proceeds from additions – Limited Partners	1,000,000	873,000	1,000,000	20,570,000
Allocation of units – Special Limited Partner	6,007,561	—	6,007,561	—
Payments for redemptions – Limited Partners	(12,987,825)	(32,232,510)	(37,328,679)	(73,900,439)
Payments for redemptions – Special Limited Partner	(12,707,247)	—	(12,707,247)	—
Payments for redemptions – General Partner	—	—	(1,161,472)	—
Net cash provided by (used in) financing activities	(18,687,511)	(31,359,510)	(44,189,837)	(53,330,439)
Net change in cash	(23,815)	(52,702)	37,373	13,940
Cash, at beginning of period	88,316	93,183	27,128	26,541
Cash, at end of period	$64,501	$40,481	$64,501	$40,481

See accompanying notes to financial statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2007
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

As of June 30, 2007, the Partnership owned approximately 47.8% of the Master. On December 31, 2006, the Partnership owned 51.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s statements of financial condition, statements of income and expenses and members’ capital, condensed schedules of investments and statements of cash flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

The Master’s statements of financial condition and condensed schedules of investments as of June 30, 2007 and December 31, 2006 and statements of income and expenses and members’ capital and statements of cash flows for the three and six months ended June 30, 2007 and 2006 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,720,046 and $56,785,893, respectively)	$729,257,502	$804,915,355
Net unrealized appreciation on open futures positions	48,523,102	61,090,392
Unrealized appreciation on open swaps contracts	110,440,966	76,254,264
Commodity options owned, at fair value (cost $415,272,634 and $232,233,555, respectively)	379,323,754	183,062,505
	1,267,545,324	1,125,322,516
Due from brokers	2,250,570	12,531,328
Interest receivable	2,459,599	2,855,447
	$1,272,255,493	$1,140,709,291
Liabilities and Members’ Capital:
Liabilities:
Unrealized depreciation on open swap contracts	$34,353,241	$30,027,854
Commodity options written, at fair value (premium $256,835,834 and $155,302,445, respectively)	198,859,359	101,015,772
Accrued expenses:
Professional fees	248,540	55,659
Due to brokers	673,440	13,415,760
Distribution payable	2,439,106	2,834,347
	236,573,686	147,349,392
Members’ Capital:
Members’ Capital, 199,202.7824 and 207,146.0645 Units outstanding in 2007 and 2006, respectively	1,035,681,807	993,359,899
	$1,272,255,493	$1,140,709,291

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$59,956,372	5.79%

Futures Contracts Sold
Energy		(12,519,270)	(1.20)
Grains		1,086,000	0.10
Total Futures Contracts Sold		(11,433,270)	(1.10)

Options Owned
Energy
NYMEX Natural Gas Aug 07 - Oct 10	15,133	123,953,863	11.97
Other		254,298,872	24.55
Grains		1,071,019	0.10
Total options owned		379,323,754	36.62

Options Written
Energy		(197,343,834)	(19.05)
Grains		(1,515,525)	(0.15)
Total options written		(198,859,359)	(19.20)

Unrealized Appreciation on Swap Contracts
Energy		110,440,966	10.66

Unrealized Depreciation on Swap Contracts
Energy		(34,353,241)	(3.31)

Total Fair Value		$305,075,222	29.46%

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2007
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

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$65,951,878	$163,585,293	$47,403,468	$542,416,640
Change in unrealized gains (losses) on open positions	19,886,679	(109,721,086)	34,205,997	(261,903,227)
	85,838,557	53,864,207	81,609,465	280,513,413
Interest income	7,769,414	9,980,631	16,001,924	18,320,770
	93,607,971	63,844,838	97,611,389	298,834,183
Expenses:
Brokerage commissions including clearing fees of $551,285, $690,114, $1,098,408 and $1,224,774, respectively	780,692	1,169,618	1,611,546	2,095,567
Professional fees	103,749	106,500	207,499	213,000
	884,441	1,276,118	1,819,045	2,308,567
Net income	92,723,530	62,568,720	95,792,344	296,525,616
Additions	32,569,506	22,922,343	81,572,539	161,101,037
Redemptions	(47,114,740)	(83,091,699)	(119,164,540)	(278,620,004)
Distribution of interest to feeder funds	(7,707,260)	(9,931,324)	(15,878,435)	(18,225,826)
Net increase (decrease) in Members’ Capital	70,471,036	(7,531,960)	42,321,908	160,780,823
Members’ Capital, beginning of period	965,210,771	1,122,394,935	993,359,899	954,082,152
Members’ Capital, end of period	$1,035,681,807	$1,114,862,975	$1,035,681,807	$1,114,862,975
Net Asset Value per Unit (199,202.7824 and 220,757.0556 Units outstanding at June 30, 2007 and 2006, respectively)	$5,199.13	$5,050.18	$5,199.13	$5,050.18

Net income per Unit of Members Interest	$462.46	$275.47	$482.14	$1,263.33

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$92,723,530	$62,568,720	$95,792,344	$296,525,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	—	135,177,432	52,065,847	(14,366,190)
(Increase) decrease in net unrealized appreciation on open futures positions	(4,625,838)	150,810,499	12,567,290	200,296,367
(Increase) decrease in unrealized appreciation on open swaps contracts	(16,303,303)	33,822,037	(34,186,702)	(5,088,389)
(Increase) decrease in commodity options owned, at fair value	(107,167,204)	(97,813,302)	(196,261,249)	10,997,932
(Increase) decrease in due from brokers	(89,681)	(6,827,435)	10,280,758	(5,857,019)
(Increase) decrease in interest receivable	344,391	284,580	395,848	(1,292,578)
Increase (decrease) in unrealized depreciation on open swap contracts	339,205	(42,776,742)	4,325,387	(28,680,931)
Increase (decrease) in commodity options written, at fair value	46,302,427	17,647,672	97,843,587	42,156,223
Accrued expenses:
Increase (decrease) in brokerage commissions	—	—	—	(3,198,816)
Increase (decrease) in professional fees	99,331	(92,487)	192,881	14,013
Increase (decrease) in due to brokers	(217,416)	4,547,830	(12,742,320)	4,981,486
Net cash provided by (used in) operating activities	11,405,442	257,348,804	30,273,671	496,487,714
Cash flows from financing activities:
Proceeds from additions	32,569,506	22,922,343	81,572,539	161,101,037
Payments for redemptions	(47,114,740)	(83,091,699)	(119,164,540)	(278,620,004)
Distribution of interest income to feeder funds	(8,050,957)	(10,215,266)	(16,273,676)	(16,933,974)
Net cash provided by (used in) financing activities	(22,596,191)	(70,384,622)	(53,865,677)	(134,452,941)
Net change in unrestricted cash	(11,190,749)	186,964,182	(23,592,006)	362,034,773
Unrestricted cash, at beginning of period	735,728,205	728,819,305	748,129,462	553,748,714
Unrestricted cash, at end of period	$724,537,456	$915,783,487	$724,537,456	$915,783,487

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains*	$221.25	$121.47	$202.16	$642.42
Interest income	20.17	24.32	41.24	43.69
Expenses and allocation to Special Limited Partner**	(51.36)	(39.02)	(67.75)	(156.40)
Increase for the period	190.06	106.77	175.65	529.71
Net Asset Value per Redeemable Unit, beginning of period	2,583.10	2,595.31	2,597.51	2,172.37
Net Asset Value per Redeemable Unit, end of period	$2,773.16	$2,702.08	$2,773.16	$2,702.08
*	Includes Partnership commissions and expenses allocated from the Master.
**	Excludes Partnership commissions, expenses allocated from the Master and includes allocation to Special Limited Partner in 2007 and 2006.

Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(1.3)%	(0.8)%	(1.1)%	(1.1)%
Operating expense	4.3%	4.5%	4.3%	4.6%
Allocation to Special Limited Partner	1.3%	0.8%	1.3%	4.9%
Total expenses and allocation to Special Limited Partner	5.6%	5.3%	5.6%	9.5%

Total return:
Total return before allocation to Special Limited Partner	8.7%	5.0%	8.1%	30.5%
Allocation to Special Limited Partner	(1.3)%	(0.9)%	(1.3)%	(6.1)%
Total return after allocation to Special Limited Partner	7.4%	4.1%	6.8%	24.4%
***	Annualized (except for allocation to Special Limited Partner, if applicable)
****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains*	$424.20	$231.63	$404.09	$1,184.65
Interest income	38.78	44.32	79.08	79.60
Expenses**	(0.52)	(0.48)	(1.03)	(0.92)
Increase for the period	462.46	275.47	482.14	1,263.33
Distributions of interest to feeder funds	(38.47)	(44.10)	(78.47)	(79.19)
Net Asset Value per Unit of Member Interest, beginning of period	4,775.14	4,818.81	4,795.46	3,866.04
Net Asset Value per Unit of Member Interest, end of period	$5,199.13	$5,050.18	$5,199.13	$5,050.18
*	Includes brokerage commissions
**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain****	2.7%	3.1%	2.9%	3.0%
Operating expense	0.4%	0.4%	0.4%	0.4%
Total return	9.7%	5.7%	10.1%	32.7%
***	Annualized
****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2007
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $228,182,020 and $206,505,875, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2007 and December 31, 2006 were $305,075,222 and $189,363,535, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
June 30, 2007
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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital decreased 4.1% from $502,540,082 to $482,150,871. This decrease was attributable to the redemption of 22,148.6125 Redeemable Units totaling $57,984,951, which was partially offset by a net gain from operations of $30,588,179 coupled with the addition of 375.5474 Redeemable Units of Limited Partnership Interest totaling $1,000,000 and the addition of 2,166.3234 Redeemable Units of Special Limited Partnership Interest totaling $6,007,561. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2007, the Master’s capital increased 4.3% from $993,359,899 to $1,035,681,807. This increase was attributable to net income from operations of $95,792,344, coupled with the addition of 16,935.4770 Redeemable Units totaling $81,572,539 which was partially offset by the redemption of 24,878.7591 Redeemable Units totaling $119,164,540 and distributions of interest totaling $15,878,435 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, fair value measurements. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007, the Net Asset Value per Redeemable Unit increased 7.4% from $2,583.10 to $2,773.16 as compared to an increase of 4.1% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the second quarter of 2007 of $41,625,080. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Freight Index and OTC Energy Swaps, and were partially offset by losses in IPE Gas Oil and Corn. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $29,023,927. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, NYMEX Freight Futures, NYMEX Energy Swaps and Gasoline and were partially offset by losses in IPE Gas Oil, NYMEX Heating Oil, IPE Crude Oil and OTC Energy Swaps.

The Fund posted gains for the second quarter of 2007 as profits from fundamental trading in natural gas and the petroleum complex more than offset small losses realized in certain refined products. Trading in the natural gas and gasoline markets were profitable throughout the quarter as these markets were mostly influenced by market forces and less on geopolitical events. In natural gas, the Fund benefited from the short natural gas positions as a fairly mild start to the summer and higher than expected storage injection rates caused prices to fall. Profits were also earned in trading gasoline futures as prices were well supported by extremely tight supplies with lean inventories throughout the second quarter. Partially offsetting gains were losses accumulated in trading gas oil as prices unexpectedly trend higher.

During the six months ended June 30, 2007, the Net Asset Value per Redeemable Unit increased 6.8% from $2,597.51 to $2,773.16 as compared to an increase of 24.4% in the same period of 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the six months ended June 30, 2007 of $39,167,110. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Freight Index, Corn and OTC Energy Swaps, and were partially offset by losses in NYMEX Crude Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2006 of $147,518,243. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, NYMEX Freight Futures, IPE Gas Oil, NYMEX Energy Swaps and Gasoline and were partially offset by losses in NYMEX Heating Oil, IPE Crude Oil and OTC Energy Swaps.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three and six months ended June 30, 2007 decreased by $251,153 and $1,846,281, as compared to the corresponding periods in 2006. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and six months ended June 30, 2007 decreased by $1,581,655 and $1,878,866, as compared to the corresponding periods in 2006. The decrease in interest income is primarily due to lower average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $594,436 and $1,029,459, as compared to the corresponding periods in 2006. The decrease in management fees is due to a decrease in average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2007 decreased by $148,608 and $257,363, as compared to the corresponding periods in 2006. The decrease in administrative fees is due to a decrease in net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

As of December 31, 2006, an amendment to the Limited Partnership Agreement was approved by the Limited Partners of the Partnership. The amendment changed the profit share allocation due to the Advisor, as Special Limited Partner of the Partnership, so that the allocation is made quarterly rather than annually. Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation for the three and six months ended June 30, 2007 was $6,007,561. The profit share allocation for the three and six months ended June 30, 2006 was $4,532,607 and $26,780,662 respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification results among the Master’s open positions and the liquidity of the markets in which the Master trades.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2007 and the highest, lowest and average value during the three months ended June 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2007, the Master’s total capitalization was $1,035,681,807. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$78,555,966	7.59%	$85,311,921	$65,718,285	$73,529,778
Energy Swaps	4,720,046	0.46%	4,720,046	4,720,046	4,720,046
Grains	460,875	0.04%	800,333	211,209	444,899
Total	$83,736,887	8.09%
* Average monthly Values at Risk

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1, ‘‘Legal Proceedings’’ in our Quarterly Report on form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A, ‘‘Risk Factors’’ in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	4,895.3507	$2,662.78	N/A	N/A
May 1, 2007 – May 31, 2007	2,524.6007	$2,740.17	N/A	N/A
June 1, 2007 – June 30, 2007	3,800.4739	$2,773.16	N/A	N/A
	11,220.4253	$2,725.37	N/A	N/A
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

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007