Form 10-Q
period 2007-09-30
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2007-11-14
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes             No X

As of October 31, 2007, 155.942.4985 Limited Partnership Redeemable Units were outstanding.

Salomon Smith Barney AAA Energy Fund L.P. II

Form 10-Q

PART I

Item 1. Financial Statements

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investment in the Master, at fair value	$466,839,144	$509,172,261
Cash	9,186	27,128
	$466,848,330	$509,199,389
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,827,776	$1,822,843
Management fees	775,013	845,581
Administrative fees	193,753	211,395
Other	12,933	27,719
Redemptions payable	6,678,220	3,751,769
	9,487,695	6,659,307
Partners’ Capital:
General Partner, 2,051.6401 and 2,501.2826 Unit equivalents outstanding in 2007 and 2006, respectively	5,792,047	6,497,107
Special Limited Partner, 1,507.1416 and 8,599.4664 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	4,254,857	22,337,200
Limited Partners, 158,445.7678 and 182,369.4921 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	447,313,731	473,705,775
	457,360,635	502,540,082
	$466,848,330	$509,199,389

See accompanying notes to financial statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net realized gains (losses) on closed positions allocated from Master	$18,792,165	$(26,326,547)	$41,772,511	$257,803,163
Change in net unrealized gains (losses) on open positions allocated from Master	(7,188,410)	(26,445,445)	8,998,354	(163,056,912)
Interest income allocated from Master	3,020,373	4,595,755	10,604,311	14,058,559
Expenses allocated from Master	(465,159)	(463,171)	(1,362,617)	(1,682,034)
	14,158,969	(48,639,408)	60,012,559	107,122,776
Expenses:
Brokerage commissions	1,114,122	1,553,464	4,208,632	6,494,255
Management fees	2,382,966	2,680,564	7,236,877	8,563,934
Administrative fees	595,741	670,141	1,809,219	2,140,982
Other	119,525	75,242	215,476	176,310
	4,212,354	4,979,411	13,470,204	17,375,481
Net income (loss) before allocation to Special Limited Partner	9,946,615	(53,618,819)	46,542,355	89,747,295
Allocation to Special Limited Partner	(1,408,408)	11,642,915	(7,415,969)	(15,137,747)
Net income (loss) after allocation to Special Limited Partner	8,538,207	(41,975,904)	39,126,386	74,609,548
Additions – Limited Partners	30,000	15,998,000	1,030,000	36,568,000
Additions – Special Limited Partner	1,408,408	—	7,415,969	—
Redemptions – Limited Partners	(20,618,061)	(33,101,110)	(64,734,293)	(91,778,858)
Redemptions – Special Limited Partner	(14,148,790)	—	(26,856,037)	—
Redemptions – General Partner	—	—	(1,161,472)	—
Net increase (decrease) in Partners’ Capital	(24,790,236)	(59,079,014)	(45,179,447)	19,398,690
Partners’ Capital, beginning of period	482,150,871	545,351,085	502,540,082	466,873,381
Partners’ Capital, end of period	$457,360,635	$486,272,071	$457,360,635	$486,272,071
Net Asset Value per Redeemable Unit (162,004.5495 and 194,632.0212 Units outstanding at September 30, 2007 and 2006, respectively)	$2,823.13	$2,498.42	$2,823.13	$2,498.42
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$49.97	$(203.66)	$225.62	$326.05

See accompanying notes to financial statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss) after allocation to Special Limited Partner	$8,538,207	$(41,975,904)	$39,126,386	$74,609,548
Adjustments to reconcile net income (loss) after allocation to Special Limited Partner to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(6,037,561)	(15,998,000)	(25,820,029)	(75,498,890)
Proceeds from sale of investment in Master	49,032,898	37,558,855	128,165,705	160,478,004
Net unrealized (appreciation) depreciation on investment in Master	(14,158,969)	48,639,408	(60,012,559)	(107,122,776)
Accrued expenses:
Increase (decrease) in brokerage commissions	(158,390)	(253,442)	4,933	1,903,002
Increase (decrease) in management fees	(47,852)	(116,594)	(70,568)	17,737
Increase (decrease) in administrative fees	(11,963)	(29,149)	(17,642)	4,434
Increase (decrease) in other	(22,140)	2,888	(14,786)	720
Increase (decrease) in due to Special Limited Partner	—	(11,642,915)	—	15,137,747
Net cash provided by operating activities	37,134,230	16,185,147	81,361,440	69,529,526
Cash flows from financing activities:
Proceeds from additions – Limited Partners	30,000	15,998,000	1,030,000	36,568,000
Allocation of units – Special Limited Partner	1,408,408	—	7,415,969	—
Payments for redemptions – Limited Partners	(24,479,163)	(32,189,849)	(61,807,842)	(106,090,288)
Payments for redemptions – Special Limited Partner	(14,148,790)	—	(26,856,037)	—
Payments for redemptions – General Partner	—	—	(1,161,472)	—
Net cash used in financing activities	(37,189,545)	(16,191,849)	(81,379,382)	(69,522,288)
Net change in cash	(55,315)	(6,702)	(17,942)	7,238
Cash, at beginning of period	64,501	40,481	27,128	26,541
Cash, at end of period	$9,186	$33,779	$9,186	$33,779

See accompanying notes to financial statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2007
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

As of September 30, 2007, the Partnership owned approximately 45.6% of the Master. On December 31, 2006, the Partnership owned 51.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments, Statements of Income and Expenses and Members’ Capital and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

The Master’s statements of financial condition and condensed schedules of investments as of September 30, 2007 and December 31, 2006 and statements of income and expenses and members’ capital and statements of cash flows for the three and nine months ended September 30, 2007 and 2006 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,720,046 and $56,785,893, respectively)	$684,494,373	$804,915,355
Net unrealized appreciation on open futures positions	55,448,937	61,090,392
Unrealized appreciation on open swaps contracts	112,662,768	76,254,264
Commodity options owned, at fair value (cost $462,923,595 and $232,233,555, respectively)	412,893,871	183,062,505
	1,265,499,949	1,125,322,516
Due from brokers	3,344,825	12,531,328
Interest receivable	2,056,981	2,855,447
	$1,270,901,755	$1,140,709,291
Liabilities and Members’ Capital:
Liabilities:
Unrealized depreciation on open swap contracts	$46,735,745	$30,027,854
Commodity options written, at fair value (premium $257,868,781 and $155,302,445, respectively)	198,363,186	101,015,772
Accrued expenses:
Professional fees	26,598	55,659
Due to brokers	2,010,734	13,415,760
Distribution payable	2,036,940	2,834,347
	249,173,203	147,349,392
Members’ Capital:
Members’ Capital, 192,003.7928 and 207,146.0645 Units outstanding in 2007 and 2006, respectively	1,021,728,552	993,359,899
	$1,270,901,755	$1,140,709,291

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

SB AAA Master Fund LLC
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$77,855,657	7.62%
Grains		(11,700)	(0.00)*
Total futures contracts purchased		77,843,957	7.62
Futures Contracts Sold
Energy		(22,395,020)	(2.19)
Options Owned
Energy
NYMEX Crude Oil Nov 07 - Dec 10	5,383	55,180,480	5.40
NYMEX Natural Gas Nov 07 - Oct 10	19,266	166,918,767	16.34
Other		189,486,099	18.54
Grains		1,308,525	0.13
Total options owned		412,893,871	40.41
Options Written
Energy		(197,468,980)	(19.33)
Grains		(894,206)	(0.09)
Total options written		(198,363,186)	(19.42)
Unrealized Appreciation on Swap Contracts
Energy		112,662,768	11.03
Unrealized Depreciation on Swap Contracts
Energy		(46,735,745)	(4.57)
Total fair value		$335,906,645	32.88%
* Due to rounding

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2007
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

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$40,752,530	$(49,732,912)	$88,155,998	$492,683,728
Change in net unrealized gains (losses) on open positions	(15,786,591)	(49,663,311)	18,419,406	(311,566,538)
	24,965,939	(99,396,223)	106,575,404	181,117,190
Interest income	6,832,489	8,901,632	22,834,413	27,222,402
	31,798,428	(90,494,591)	129,409,817	208,339,592
Expenses:
Brokerage commissions including clearing fees of $592,632, $446,843, $1,691,040 and $1,671,617, respectively	834,049	767,905	2,445,595	2,863,472
Professional fees	173,750	106,504	381,249	319,504
	1,007,799	874,409	2,826,844	3,182,976
Net income (loss)	30,790,629	(91,369,000)	126,582,973	205,156,616
Additions	37,999,813	43,487,021	119,572,352	204,588,058
Redemptions	(75,973,488)	(68,710,096)	(195,138,028)	(347,330,100)
Distribution of interest to feeder funds	(6,770,209)	(8,845,092)	(22,648,644)	(27,070,918)
Net increase (decrease) in Members’ Capital	(13,953,255)	(125,437,167)	28,368,653	35,343,656
Members’ Capital, beginning of period	1,035,681,807	1,114,862,975	993,359,899	954,082,152
Members’ Capital, end of period	$1,021,728,552	$989,425,808	$1,021,728,552	$989,425,808
Net Asset Value per Unit (192,003.7928 and 215,521.4035 Units outstanding at September 30, 2007 and 2006, respectively)	$5,321.40	$4,590.85	$5,321.40	$4,590.85

Net income (loss) per Unit of Members Interest	$156.94	$(418.63)	$639.09	$844.70

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$30,790,629	$(91,369,000)	$126,582,973	$205,156,616
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	—	13,776,190	52,065,847	(590,000)
(Increase) decrease in net unrealized appreciation on open futures positions	(6,925,835)	60,252,028	5,641,455	260,548,395
(Increase) decrease in unrealized appreciation on open swaps contracts	(2,221,802)	82,599,653	(36,408,504)	77,511,264
(Increase) decrease in commodity options owned, at fair value	(33,570,117)	(111,721,015)	(229,831,366)	(100,723,083)
(Increase) decrease in due from brokers	(1,094,255)	8,081,180	9,186,503	2,224,161
(Increase) decrease in interest receivable	402,618	490,922	798,466	(801,656)
Increase (decrease) in net unrealized depreciation on open futures positions	—	2,295,549	—	2,295,549
Increase (decrease) in unrealized depreciation on open swap contracts	12,382,504	(78,025,246)	16,707,891	(106,706,177)
Increase (decrease) in commodity options written, at fair value	(496,173)	25,302,902	97,347,414	67,459,125
Accrued expenses:
Increase (decrease) in brokerage commissions	—	—	—	(3,198,816)
Increase (decrease) in professional fees	(221,942)	(9,957)	(29,061)	4,056
Increase (decrease) in due to brokers	1,337,294	(3,891,920)	(11,405,026)	1,089,566
Net cash provided by (used in) operating activities	382,921	(92,218,714)	30,656,592	404,269,000
Cash flows from financing activities:
Proceeds from additions	37,999,813	43,487,021	119,572,352	204,588,058
Payments for redemptions	(75,973,488)	(68,710,096)	(195,138,028)	(347,330,100)
Distribution of interest income to feeder funds	(7,172,375)	(9,340,131)	(23,446,051)	(26,274,105)
Net cash used in financing activities	(45,146,050)	(34,563,206)	(99,011,727)	(169,016,147)
Net change in unrestricted cash	(44,763,129)	(126,781,920)	(68,355,135)	235,252,853
Unrestricted cash, at beginning of period	724,537,456	915,783,487	748,129,462	553,748,714
Unrestricted cash, at end of period	$679,774,327	$789,001,567	$679,774,327	$789,001,567

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$58.99	$(265.60)	$261.15	$376.82
Interest income	17.87	22.43	59.11	66.12
Expenses and allocation to Special Limited Partner**	(26.89)	39.51	(94.64)	(116.89)
Increase (decrease) for the period	49.97	(203.66)	225.62	326.05
Net Asset Value per Redeemable Unit, beginning of period	2,773.16	2,702.08	2,597.51	2,172.37
Net Asset Value per Redeemable Unit, end of period	$2,823.13	$2,498.42	$2,823.13	$2,498.42
*	Includes Partnership commissions and expenses allocated from the Master.
**	Excludes Partnership commissions, expenses allocated from the Master and includes allocation to Special Limited Partner in 2007 and 2006.

Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(1.4)%	(0.7)%	(1.2)%	(1.0)%
Operating expense	4.0%	4.2%	4.2%	4.5%
Allocation to Special Limited Partner	0.3%	(2.3)%	1.6%	2.8%
Total expenses and allocation to Special Limited Partner	4.3%	1.9%	5.8%	7.3%

Total return:
Total return before allocation to Special Limited Partner	2.1%	(9.8)%	10.4%	18.6%
Allocation to Special Limited Partner	(0.3)%	2.3%	(1.7)%	(3.6)%
Total return after allocation to Special Limited Partner	1.8%	(7.5)%	8.7%	15.0%
***	Annualized (except for allocation to Special Limited Partner, if applicable)
****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$122.84	$(459.10)	$526.93	$725.55
Interest income	35.00	40.96	114.08	120.56
Expenses**	(0.90)	(0.49)	(1.92)	(1.41)
Increase (decrease) for the period	156.94	(418.63)	639.09	844.70
Distributions of interest to feeder funds	(34.67)	(40.70)	(113.15)	(119.89)
Net Asset Value per Unit of Member Interest, beginning of period	5,199.13	5,050.18	4,795.46	3,866.04
Net Asset Value per Unit of Member Interest, end of period	$5,321.40	$4,590.85	$5,321.40	$4,590.85
*	Includes brokerage commissions
**	Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain****	2.2%	3.1%	2.7%	3.0%
Operating expense	0.4%	0.3%	0.4%	0.4%
Total return	3.0%	(8.3)%	13.3%	21.8%
***	Annualized
****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a ‘‘master/feeder’’ structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $263,411,718 and $206,505,875, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2007 and December 31, 2006 were $335,906,645 and $189,363,535, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2007
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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 9.0% from $502,540,082 to $457,360,635. This decrease was attributable to the redemption of 24,310.0897 Redeemable Units of Limited Partnership Interest totaling $64,734,293, the redemption of 9,757.5300 Redeemable Units of Special Limited Partnership Interest totaling $26,856,037 and the redemption of 449.6425 General Partner Unit equivalents totaling $1,161,472, which was partially offset by a net income from operations of $39,126,386 coupled with the addition of 386.3654 Redeemable Units of Limited Partnership Interest totaling $1,030,000 and the addition of 2,665.2052 Redeemable Units of Special Limited Partnership Interest totaling $7,415,969. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2007, the Master’s capital increased 2.9% from $993,359,899 to $1,021,728,552. This increase was attributable to net income from operations of $126,582,973, coupled with the addition of 24,192.7757 Redeemable Units totaling $119,572,352 which was partially offset by the redemption of 39,335.0474 Redeemable Units totaling $195,138,028 and distributions of interest totaling $22,648,644 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized gains (losses) on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net realized and unrealized gains (losses) on trading of commodity interests.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007, the Net Asset Value per Redeemable Unit increased 1.8% from $2,773.16 to $2,823.13 as compared to a decrease of 7.5% in the third quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the third quarter of 2007 of $11,603,755. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, IPE Gas Oil, IPE Freight Index and Corn, and were partially offset by losses in NYMEX Crude Oil, NYMEX Unleaded Gas and OTC Energy Swaps. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $52,771,992. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Freight Futures, IPE Gas Oil and were partially offset by gains in NYMEX Unleaded Gas and OTC Energy Swaps.

The Partnership posted gains for the third quarter as profits from fundamental trading in natural gas and certain refined products more than offset losses realized in crude oil. Profits were earned during the overall downward price trend in natural gas as pressure from both supply and demand pushed prices lower for most of the summer months. Natural gas prices rebounded in September adding to profits as the cyclical price patterns were captured. Gains were also earned in trading heating oil as prices rallied on decline in inventory. Partially offsetting gains were losses accumulated in trading crude oil as prices rose to record levels above $80 on declining inventory and increased global demand.

During the nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit increased 8.7% from $2,597.51 to $2,823.13 as compared to an increase of 15.0% in the same period of 2006. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions allocated from the Master and change in net unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the nine months ended September 30, 2007 of $50,770,865. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Gas Oil, IPE Freight Index, Corn and OTC Energy Swaps, and were partially offset by losses in NYMEX Crude Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2006 of $94,746,251. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Freight Futures, NYMEX Natural Gas, NYMEX Unleaded Gas and OTC Energy Swaps and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil and IPE Gas Oil.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three and nine months ended September 30, 2007 decreased by $439,342 and $2,285,623, respectively, as compared to the corresponding periods in 2006. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and nine months ended September 30, 2007 decreased by $1,575,382 and $3,454,248, respectively, as compared to the corresponding periods in 2006. The decrease in interest income is primarily due to lower average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $297,598 and $1,327,057, respectively, as compared to the corresponding periods in 2006. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2007 decreased by $74,400 and $331,763, respectively, as compared to the corresponding periods in 2006. The decrease in administrative fees is due to a decrease in net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

As of December 31, 2006, an amendment to the Limited Partnership Agreement was approved by the Limited Partners of the Partnership. The amendment changed the profit share allocation due to the Advisor, as Special Limited Partner of the Partnership, so that the allocation is made quarterly rather than annually. Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation for the three and nine months ended September 30, 2007 was $1,408,408 and $7,415,969. For the three months ended September 30, 2006 there was a reversal of the accrued profit share allocation of $11,642,915. The profit share allocation for the nine months ended September 30, 2006 was $15,137,747.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2007 and the highest, lowest and average value during the three months ended September 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2007, the Master’s total capitalization was $1,021,728,552. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$78,027,531	7.64%	$103,748,368	$74,587,525	$85,986,334
Energy Swaps	4,720,046	0.46	4,720,046	4,720,046	4,720,046
Grains	195,096	0.02	512,535	175,124	266,725
Total	$82,942,673	8.12%
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A, ‘‘Risk Factors’’ in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended and Section 506 of Regulation D promulgated thereunder.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	5,497.8125	$2,849.29	N/A	N/A
August 1, 2007 – August 31, 2007	4,505.2995	$2,757.59	N/A	N/A
September 1, 2007 – September 30, 2007	2,365.5377	$2,823.13	N/A	N/A
	12,368.6497	$2,810.00	N/A	N/A
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

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007