Form 10-Q
period 2008-06-30
SALOMON SMITH BARNEY AAA ENERGY FUND II LP
filed 2008-08-14
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer X  Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No X

As of July 31, 2008, 131,314.3954 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	4

	Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Financial Statements, including the Financial Statements of SB AAA Master Fund LLC (unaudited)	6 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II - Other Information		24 – 26

PART I

Item 1. Financial Statements

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Master, at fair value	$465,151,572	$455,299,772
Cash	166,390	133,462
Distribution receivable	17,894	619,873

Total assets	$465,335,856	$456,053,107

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$2,332,079	$1,572,916
Management fees	771,476	757,271
Administrative fees	192,869	189,318
Other	118,332	117,888
Redemptions payable	8,011,239	8,505,903

Total liabilities	11,425,995	11,143,296

Partners’ Capital:
General Partner, 2,051.6401 Unit Equivalents outstanding in 2008 and 2007, respectively	6,755,620	5,853,001
Special Limited Partner, 4,959.8779 and 225.0562 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	16,331,836	642,049
Limited Partners, 130,838.0249 and 153,676.4513 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	430,822,405	438,414,761

Total partners’ capital	453,909,861	444,909,811

Total liabilities and partners’ capital	$465,335,856	$456,053,107

See accompanying notes to financial statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net realized gains (losses) on closed positions allocated from Master	$(41,752,467)	$32,120,694	$(67,401,109)	$22,980,346
Change in net unrealized gains (losses) on open positions allocated from Master	111,657,730	9,504,386	154,284,518	16,186,764
Interest income allocated from Master	260,346	3,605,493	1,392,960	7,583,938
Expenses allocated from Master	(437,264)	(427,877)	(824,170)	(897,458)

Total income (loss)	69,728,345	44,802,696	87,452,199	45,853,590

Expenses:
Brokerage commissions	2,142,379	1,562,249	3,875,073	3,094,510
Management fees	2,273,337	2,460,320	4,489,880	4,853,911
Administrative fees	568,335	615,080	1,122,471	1,213,478
Other	103,793	45,547	189,292	95,951

Total expenses	5,087,844	4,683,196	9,676,716	9,257,850

Net income (loss) before allocation to Special Limited Partner	64,640,501	40,119,500	77,775,483	36,595,740
Allocation to Special Limited Partner	(12,876,031)	(6,007,561)	(15,286,774)	(6,007,561)

Net income (loss) after allocation to Special Limited Partner	51,764,470	34,111,939	62,488,709	30,588,179
Additions – Limited Partners	1,500,000	1,000,000	5,480,000	1,000,000
Additions – Special Limited Partner	12,876,031	6,007,561	15,286,774	6,007,561
Redemptions – Limited Partners	(34,338,445)	(17,785,152)	(74,255,433)	(44,116,232)
Redemptions – Special Limited Partner	—	(12,707,247)	—	(12,707,247)
Redemptions – General Partner	—	—	—	(1,161,472)

Net increase (decrease) in Partners’ Capital	31,802,056	10,627,101	9,000,050	(20,389,211)
Partners’ Capital, beginning of period	422,107,805	471,523,770	444,909,811	502,540,082

Partners’ Capital, end of period	$453,909,861	$482,150,871	$453,909,861	$482,150,871

Net Asset Value per Unit (137,849.5429 and 173,863.4994 Units outstanding at June 30, 2008 and 2007, respectively)	$3,292.79	$2,773.16	$3,292.79	$2,773.16

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit Equivalent	$368.73	$190.06	$439.95	$175.65

See accompanying notes to financial statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss) after allocation to Special Limited Partner	$51,764,470	$34,111,939	$62,488,709	$30,588,179
Adjustments to reconcile net income (loss) after allocation to Special Limited Partner to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(3,910,743)	(1,000,000)	(8,532,792)	(19,782,467)
Proceeds from sale of investment in Master	46,534,843	30,012,522	86,735,170	79,132,806
Net change in unrealized (appreciation) depreciation on investment in Master	(69,905,659)	(44,802,696)	(88,054,178)	(45,853,590)
(Increase) decrease in distribution receivable	177,314	—	601,979	—
Accrued expenses:
Increase (decrease) in brokerage commissions	518,061	332,746	759,163	163,323
Increase (decrease) in management fees	44,298	25,761	14,205	(22,716)
Increase (decrease) in administrative fees	11,074	6,440	3,551	(5,679)
Increase (decrease) in other	17,128	(23,016)	444	7,354

Net cash provided by (used in) operating activities	25,250,786	18,663,696	54,016,251	44,227,210

Cash flows from financing activities:
Proceeds from additions – Limited Partners	1,500,000	1,000,000	5,480,000	1,000,000
Allocation of units – Special Limited Partner	12,876,031	6,007,561	15,286,774	6,007,561
Payments for redemptions – Limited Partners	(39,617,408)	(12,987,825)	(74,750,097)	(37,328,679)
Payments for redemptions – Special Limited Partner	—	(12,707,247)	—	(12,707,247)
Payments for redemptions – General Partner	—	—	—	(1,161,472)

Net cash used in financing activities	(25,241,377)	(18,687,511)	(53,983,323)	(44,189,837)

Net change in cash	9,409	(23,815)	32,928	37,373
Cash, at beginning of period	156,981	88,316	133,462	27,128

Cash, at end of period	$166,390	$64,501	$166,390	$64,501

Non-cash financing activities:
Change in redemptions payable	$(5,278,963)	$—	$(494,664)	$—

See accompanying notes to financial statements.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Salomon Smith Barney AAA Energy Fund L.P. II (the “Partnership”) is a Limited Partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. During the initial offering period (May 31, 2002 through July 1, 2002), the Partnership sold 93,975 Redeemable Units of Limited Partnership Interest (“Redeemable Units”). The Partnership commenced trading on July 1, 2002.

Citigroup Managed Futures LLC (“CMF”), a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

On July 1, 2002, the Partnership allocated substantially all of its capital to SB AAA Master Fund LLC, a New York Limited Liability Company (the “Master”). The Partnership purchased 64,945.0387 Units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program – Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a Special Limited Partner of the Partnership. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

As of June 30, 2008, the Partnership owned approximately 41.8% of the Master. On December 31, 2007, the Partnership owned 45.6% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, including Schedules of Investments, Statements of Income and Expenses and Members’ Capital and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of June 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Members’ Capital and Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 are presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (restricted $1,620,046 in 2008 and 2007, respectively)	$316,919,772	$710,357,437
Unrealized appreciation on open swaps contracts	318,321,898	92,444,714
Commodity options owned, at fair value (cost $742,200,309 and $359,627,764, respectively)	1,969,968,117	349,972,959

	2,605,209,787	1,152,775,110
Due from brokers	3,516,060	5,911,586
Interest receivable	45,297	1,444,226

Total assets	$2,608,771,144	$1,160,130,922

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$567,499,563	$42,694,277
Unrealized depreciation on open swap contracts	18,872,129	15,443,679
Commodity options written, at fair value (premium $400,397,059 and $163,294,959, respectively)	904,430,401	91,112,724
Accrued expenses:
Other	43,728	94,011
Due to brokers	5,360,990	5,772,030
Distribution payable	42,803	1,438,406
Redemptions payable	—	4,122,259

Total liabilities	1,496,249,614	160,677,386

Members’ Capital:
Members’ Capital, 169,286.3660 and 184,668.8591 Units outstanding in 2008 and 2007, respectively	1,112,521,530	999,453,536

Total liabilities and members’ capital	$2,608,771,144	$1,160,130,922

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

SB AAA Master Fund LLC
Schedule of Investments
June 30, 2008
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy
ICE HH N Gas Swap Aug 08 - Dec 12	9,784	$68,667,003	6.17%
IPE Gas Oil Dec 08 - Jan 10	4,103	62,973,450	5.66
NYMEX Brent Financial Dec 08 - Dec 08	1,040	75,474,100	6.78
NYMEX Heating Oil Oct 08 - Dec 10	5,682	101,981,767	9.17
NYMEX HH N Gas Swap Aug 08 - Sep 11	10,242	94,768,670	8.52
NYMEX Natural Gas Aug 08 - Dec 12	10,230	244,410,035	21.97
NYMEX NYH RBOB Gas Aug 08 - Dec 09	4,361	87,646,108	7.88
Other		141,952,224	12.76

Total Futures Contracts Purchased		877,873,357	78.91

Futures Contracts Sold
Energy
IPE Brent Crude Oil Aug 08 - Dec 14	(6,670)	(305,682,167)	(27.48)
IPE Gas Oil Jul 08 - Dec 10	(6,122)	(85,348,000)	(7.67)
NYMEX Heating Oil Aug 08 - Jun 09	(6,899)	(82,237,205)	(7.39)
NYMEX HH N Gas Swap Sep 08 - Dec 14	(23,506)	(152,620,717)	(13.72)
NYMEX Natural Gas Sep 08 - Dec 14	(17,321)	(314,628,180)	(28.28)
NYMEX NYH RBOB Gas Oct 08 - Nov 09	(7,512)	(256,276,049)	(23.04)
NYMEX WTI Financial Dec 08 - Dec 08	(1,409)	(83,757,950)	(7.53)
Other		(164,822,652)	(14.81)

Total Futures Contracts Sold		(1,445,372,920)	(129.92)

Options Owned
Energy
IPE Gas Oil C Aug 08 - Dec 10	6,892	257,656,710	23.16
NYMEX Crude Oil EC Sep 08 - Dec 11	8,261	339,691,790	30.53
NYMEX LS Crude Oil C Sep 08 - Dec 10	6,079	220,684,120	19.84
NYMEX Natural Gas EC Aug 08 - Oct 12	28,585	910,774,805	81.87
NYMEX Natural Gas C Oct 08 - Oct 09	2,512	84,833,160	7.62
Other		156,327,532	14.05

Total Options Owned		1,969,968,117	177.07

Options Written
Energy
NYMEX Crude Oil EC Sep 08 - Dec 16	(2,447)	(60,520,840)	(5.44)
NYMEX Heating Oil C Dec 08 - Dec 09	(1,217)	(73,065,901)	(6.57)
NYMEX Heating Oil EC Aug 08 - Dec 09	(2,941)	(143,192,658)	(12.87)
NYMEX LS Crude Oil C Aug 08 - Dec 09	(5,834)	(91,436,180)	(8.22)
NYMEX Natural Gas EC Aug 08 - Oct 10	(10,908)	(350,365,955)	(31.49)
NYMEX Natural Gas C Aug 08 - Aug 10	(2,750)	(94,181,600)	(8.47)
Other		(91,667,267)	(8.24)

Total Options Written		(904,430,401)	(81.30)

Unrealized Appreciation on Swap Contracts
Energy
Brent Crude Oil		204,696,019	18.40
Crude Oil		70,594,934	6.34
Other		43,030,945	3.87

Total Unrealized Appreciation on Swap Contracts		318,321,898	28.61

Unrealized Depreciation on Swap Contracts
Energy		(18,872,129)	(1.69)

Total Unrealized Depreciation on Swap Contracts		(18,872,129)	(1.69)

Total fair value		$797,487,922	71.68%

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

SB AAA Master Fund LLC
Schedule of Investments
December 31, 2007
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy		$162,833,367	16.29%

Futures Contracts Sold
Energy
IPE Brent Crude Oil Feb 08 - Dec 10	6,602	(77,608,996)	(7.76)
Other		(126,738,498)	(12.68)
Grains		(1,180,150)	(0.12)

Total Futures Contracts Sold		(205,527,644)	(20.56)

Options Owned
Energy
NYMEX Crude Oil Mar 08 - Dec 11	6,694	62,612,920	6.27
NYMEX Natural Gas Feb 08 - Oct 12	27,108	218,208,060	21.83
Other		66,409,454	6.65
Grains		2,742,525	0.27

Total Options Owned		349,972,959	35.02

Options Written
Energy		(91,112,724)	(9.12)

Unrealized Appreciation on Swap Contracts
Energy		92,444,714	9.25

Unrealized Depreciation on Swap Contracts
Energy		(15,443,679)	(1.55)

Total fair value		$293,166,993	29.33%

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$(99,509,226)	$65,951,878	$(156,630,223)	$47,403,468
Change in net unrealized gains (losses) on open positions	263,468,933	19,886,679	358,850,486	34,205,997

Gain (loss) from trading, net	163,959,707	85,838,557	202,220,263	81,609,465
Interest income	633,607	7,769,414	3,280,070	16,001,924

Total income (loss)	164,593,314	93,607,971	205,500,333	97,611,389

Expenses:
Brokerage commissions including clearing fees of $635,315, $551,285, $1,266,527, and $1,098,408, respectively	815,309	780,692	1,547,189	1,611,546
Other	212,803	103,749	348,803	207,499

Total expenses	1,028,112	884,441	1,895,992	1,819,045

Net income (loss)	163,565,202	92,723,530	203,604,341	95,792,344
Additions	39,657,908	32,569,506	54,398,042	81,572,539
Redemptions	(86,032,294)	(47,114,740)	(141,674,303)	(119,164,540)
Distribution of interest income to feeder funds	(625,663)	(7,707,260)	(3,260,086)	(15,878,435)

Net increase (decrease) in Members’ Capital	116,565,153	70,471,036	113,067,994	42,321,908
Members’ Capital, beginning of period	995,956,377	965,210,771	999,453,536	993,359,899

Members’ Capital, end of period	$1,112,521,530	$1,035,681,807	$1,112,521,530	$1,035,681,807

Net Asset Value per Unit (169,286.3660 and 199,202.7824 Units outstanding at June 30, 2008 and 2007, respectively)	$6,571.83	$5,199.13	$6,571.83	$5,199.13

Net income (loss) per Unit of Member Interest	$954.63	$462.46	$1,177.80	$482.14

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$163,565,202	$92,723,530	$203,604,341	$95,792,344
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	—	—	—	52,065,847
(Increase) decrease in net unrealized appreciation on open futures contracts	—	(4,625,838)	—	12,567,290
(Increase) decrease in unrealized appreciation on open swaps contracts	(190,299,876)	(16,303,303)	(225,877,184)	(34,186,702)
(Increase) decrease in commodity options owned, at fair value	(1,229,189,529)	(107,167,204)	(1,619,995,158)	(196,261,249)
(Increase) decrease in due from brokers	(2,548,736)	(89,681)	2,395,526	10,280,758
(Increase) decrease in interest receivable	422,309	344,391	1,398,929	395,848
Increase (decrease) in net unrealized depreciation on open futures contracts	477,086,723	—	524,805,286	—
Increase (decrease) in unrealized depreciation on open swap contracts	2,712,670	339,205	3,428,450	4,325,387
Increase (decrease) in commodity options written, at fair value	558,627,199	46,302,427	813,317,677	97,843,587
Accrued expenses:
Increase (decrease) in other	(120,886)	99,331	(50,283)	192,881
Increase (decrease) in due to brokers	3,259,470	(217,416)	(411,040)	(12,742,320)

Net cash provided by (used in) operating activities	(216,485,454)	11,405,442	(297,383,456)	30,273,671

Cash flows from financing activities:
Proceeds from additions	39,657,908	32,569,506	54,398,042	81,572,539
Payments for redemptions	(86,032,294)	(47,114,740)	(145,796,562)	(119,164,540)
Distribution of interest income to feeder funds	(1,047,127)	(8,050,957)	(4,655,689)	(16,273,676)

Net cash provided by (used in) financing activities	(47,421,513)	(22,596,191)	(96,054,209)	(53,865,677)

Net change in unrestricted cash	(263,906,967)	(11,190,749)	(393,437,665)	(23,592,006)
Unrestricted cash, at beginning of period	579,206,693	735,728,205	708,737,391	748,129,462

Unrestricted cash, at end of period	$315,299,726	$724,537,456	$315,299,726	$724,537,456

Non-cash financing activities:
Change in distribution payable	$(421,464)	$—	$(1,395,603)	$—

Change in redemptions payable	$—	$—	$(4,122,259)	$—

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$480.31	$221.25	$579.21	$202.16
Interest income	1.85	20.17	9.17	41.24
Expenses and allocation to Special Limited Partner**	(113.43)	(51.36)	(148.43)	(67.75)

Increase (decrease) for the period	368.73	190.06	439.95	175.65
Net Asset Value per Redeemable Unit, beginning of period	2,924.06	2,583.10	2,852.84	2,597.51

Net Asset Value per Redeemable Unit, end of period	$3,292.79	$2,773.16	$3,292.79	$2,773.16

*	Includes Partnership commissions and expenses allocated from the Master.

**	Excludes Partnership commissions, expenses allocated from the Master and includes allocation to Special Limited Partner in 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(4.9)%	(1.3)%	(4.2)%	(1.1)%

Operating expense	5.1%	4.3%	4.9%	4.3%
Allocation to Special Limited Partner	3.0%	1.3%	3.5%	1.3%

Total expenses and allocation to Special Limited Partner	8.1%	5.6%	8.4%	5.6%

Total return:
Total return before allocation to Special Limited Partner	15.8%	8.7%	19.3%	8.1%
Allocation to Special Limited Partner	(3.2)%	(1.3)%	(3.9)%	(1.3)%

Total return after allocation to Special Limited Partner	12.6%	7.4%	15.4%	6.8%

***	Annualized (except for allocation to Special Limited Partner, if applicable)

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$952.19	$424.20	$1,161.58	$404.09
Interest income	3.69	38.78	18.22	79.08
Expenses**	(1.25)	(0.52)	(2.00)	(1.03)

Increase (decrease) for the period	954.63	462.46	1,177.80	482.14
Distribution of interest income to feeder funds	(3.64)	(38.47)	(18.11)	(78.47)
Net Asset Value per Unit of Member Interest, beginning of period	5,620.84	4,775.14	5,412.14	4,795.46

Net Asset Value per Unit of Member Interest, end of period	$6,571.83	$5,199.13	$6,571.83	$5,199.13

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss)****	(0.2)%	2.7%	0.3%	2.9%

Operating expense	0.4%	0.4%	0.4%	0.4%

Total return	17.0%	9.7%	21.8%	10.1%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2008 and December 31, 2007, based on a monthly calculation, were $517,995,309 and $276,061,299, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2008 and December 31, 2007 were $797,487,922 and $293,166,993, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage.

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$465,151,572	$—	$465,151,572	$—

Total fair value	$465,151,572	$—	$465,151,572	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$1,969,968,117	$1,969,968,117	$—	$—
Swaps	318,321,898	—	318,321,898	—

Total assets	2,288,290,015	1,969,968,117	318,321,898	—

Liabilities
Futures	$567,499,563	$567,499,563	$—	$—
Options written	904,430,401	904,430,401	—	—
Swaps	18,872,129	—	18,872,129	—

Total liabilities	1,490,802,093	1,471,929,964	18,872,129	—

Total fair value	$797,487,922	$498,038,153	$299,449,769	$—

5.	Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master’s swaps contracts are OTC contracts.

Salomon Smith Barney AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

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

The Advisor will concentrate the Partnership’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, cash and distribution receivable. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership capital increased 2.0% from $444,909,811 to $453,909,861. This increase was attributable to net income from operations of $62,488,709, coupled with the addition of 1,872.9162 Redeemable Units of Limited Partnership Interest totaling $5,480,000 and the addition of 4,734.8217 Redeemable Units of Special Limited Partnership Interest totaling $15,286,774, which was partially offset by the redemptions of 24,711.3426 Redeemable Units of Limited Partnership Interest resulting in an outflow of $74,255,433. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2008, the Master’s capital increased 11.3% from $999,453,536 to $1,112,521,530. This increase was attributable to net income from operations of $203,604,341, coupled with the addition of 9,377.1099 Redeemable Units totaling $54,398,042, which was partially offset by the redemptions of 24,759.6030 Redeemable Units totaling $141,674,303 and distribution of interest income to feeder funds totaling $3,260,086 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$465,151,572	$—	$465,151,572	$—

Total fair value	$465,151,572	$—	$465,151,572	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$1,969,968,117	$1,969,968,117	$—	$—
Swaps	318,321,898	—	318,321,898	—

Total assets	2,288,290,015	1,969,968,117	318,321,898	—

Liabilities
Futures	$567,499,563	$567,499,563	$—	$—
Options written	904,430,401	904,430,401	—	—
Swaps	18,872,129	—	18,872,129	—

Total liabilities	1,490,802,093	1,471,929,964	18,872,129	—

Total fair value	$797,487,922	$498,038,153	$299,449,769	$—

Income and Expenses Recognition.  All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. The Master’s income and expense recognition is discussed in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the Partnership’s second quarter of 2008, the Net Asset Value per Redeemable Unit increased 12.6% from $2,924.06 to $3,292.79 as compared to an increase of 7.4% in the same period of 2007. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2008 of $69,905,263. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Natural Gas, Unleaded Gasoline, IPE Gas Oil, Corn and OTC Energy Swaps, and were partially offset by losses in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil and Brent Crude Oil. The Partnership, for its own account through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2007 of $41,625,080. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Freight Index and OTC Energy Swaps, and were partially offset by losses in IPE Gas Oil and Corn.

The second quarter of 2008 presented an eventful trading environment for energy traders. Several long-term trends continued in the energy markets as prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership captured profits in both petroleum and natural gas markets amid global supply and demand imbalance and the weakened U.S. dollar continued to support energy prices. In the petroleum complex, strong demand in Asia for distillates has helped support the latest push higher in crude prices. Oil markets remained extremely volatile and a key focal point for global capital markets as higher energy prices are directly linked to global inflationary concerns. Profits were primarily earned from bullish delta positions in long crude and gas oil spread against short positions in Brent, heating oil and gasoline. In natural gas markets, the core focus shifted from a curve oriented strategy in the first quarter to a bullish delta strategy. While natural gas made new highs for three consecutive months during the first quarter, U.S. natural gas prices continued to lag behind their European and Asian counter-parts. The fundamental picture for natural gas remained constructive and reduced LNG flows into the relatively cheaper North American markets helped to keep supplies lean.

During the six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 15.4% from $2,852.84 to $3,292.79 as compared to an increase of 6.8% in the same period of 2007. The Partnership, for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2008 of $86,883,409. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Crude Oil, NYMEX Natural Gas, Unleaded Gasoline, IPE Gas Oil, Brent Crude Oil, Corn and OTC Energy Swaps, and were partially offset by losses in NYMEX Gasoline and NYMEX Heating Oil. The Partnership, for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2007 of $39,167,110. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, NYMEX Unleaded Gas, IPE Freight Index, Corn and OTC Energy Swaps, and were partially offset by losses in NYMEX Crude Oil.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three and six months ended June 30, 2008 increased by $580,130 and $780,563, respectively as compared to the corresponding periods in 2007. The increase in commissions and fees is primarily due to an increase in the number of trades during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and six months ended June 30, 2008 decreased by $3,345,147 and $6,190,978, respectively as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower average net assets as well as lower U.S. Treasury Bill rates for the Partnership during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2008 decreased by $186,983 and $364,031, respectively as compared to the corresponding periods in 2007. The decrease in management fees is due to a decrease in average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2008 decreased by $46,745 and 91,007, respectively as compared to the corresponding periods in 2007. The decrease in administrative fees is due to a decrease in net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and six months ended June 30, 2008 was $12,876,031 and $15,286,774, respectively. The profit share allocation accrued for the three and six months ended June 30, 2007 was $6,007,561.

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

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2008 and the highest, lowest and average value during the three months ended June 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2008, the Master’s total capital was $1,112,521,530. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$154,277,694	13.87%	$179,466,923	$107,720,171	$144,064,745
Energy Swaps	1,620,046	0.14%	1,620,046	1,620,046	1,620,046

Total	$155,897,740	14.01%

*	Average monthly Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time Management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended and Section 506 of Regulation D promulgated thereunder.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units
	(a) Total Number	(b) Average	Purchased as Part	that May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	5,149.4008	$3,068.57	N/A	N/A
May 1, 2008 – May 31, 2008	3,318.9996	$3,171.41	N/A	N/A
June 1, 2008 – June 30, 2008	2,432.9637	$3,292.79	N/A	N/A
	10,901.3641	$3,149.92	N/A	N/A

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

SALOMON SMITH BARNEY AAA ENERGY FUND L.P. II

By:	Citigroup Managed Futures LLC

(General Partner)
By:	/s/ Jerry Pascucci

Jerry Pascucci President and Director

Date:	August 14, 2008

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director

Date:	August 14, 2008