Form 10-Q
period 2009-03-31
CITIGROUP AAA ENERGY FUND II LP
filed 2009-05-15
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        Accelerated filer          Non-accelerated filer X     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No X

As of April 30, 2009, 111,948.5184 Limited Partnership Redeemable Units were outstanding.

CITIGROUP AAA ENERGY FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Citigroup AAA Master Fund LLC (unaudited)	5 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	20

PART II - Other Information		21 – 25

PART I

Item 1. Financial Statements

Citigroup AAA Energy Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Investment in Master, at fair value	$544,889,410	$543,812,374
Cash	290,285	240,801

Total assets	$545,179,695	$544,053,175

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$2,312,690	$2,403,495
Management fees	904,375	902,357
Administrative fees	226,094	225,589
Other	242,173	235,261
Redemptions payable	22,880,022	24,337,821

Total liabilities	26,565,354	28,104,523

Partners’ Capital:
General Partner, 2,051.6401 Unit equivalents outstanding at March 31, 2009 and December 31, 2008	8,929,476	8,505,874
Special Limited Partner, 5,735.4778 and 4,270.5527 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	24,962,864	17,705,242
Limited Partners, 111,369.8388 and 118,126.1541 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	484,722,001	489,737,536

Total partners’ capital	518,614,341	515,948,652

Total liabilities and partners’ capital	$545,179,695	$544,053,175

See accompanying notes to financial statements.

Citigroup AAA Energy Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Income:
Net realized gains (losses) on closed positions allocated from Master	$22,677,219	$(25,648,642)
Change in net unrealized gains (losses) on open positions allocated from Master	14,300,188	42,626,788
Interest income allocated from Master	79,320	1,132,614
Expenses allocated from Master	(351,145)	(386,905)

Total income (loss)	36,705,582	17,723,855

Expenses:
Brokerage commissions	1,286,808	1,732,694
Management fees	2,680,436	2,216,543
Administrative fees	670,110	554,136
Other	109,500	85,500

Total expenses	4,746,854	4,588,873

Net income (loss) before allocation to Special Limited Partner	31,958,728	13,134,982
Allocation to Special Limited Partner	(6,375,882)	(2,410,743)

Net income (loss) after allocation to Special Limited Partner	25,582,846	10,724,239
Additions – Limited Partners	3,429,876	3,980,000
Additions – Special Limited Partner	6,375,882	2,410,743
Redemptions – Limited Partners	(32,722,915)	(39,916,988)

Net increase (decrease) in Partners’ Capital	2,665,689	(22,802,006)
Partners’ Capital, beginning of period	515,948,652	444,909,811

Partners’ Capital, end of period	$518,614,341	$422,107,805

Net Asset Value per Unit (119,156.9567 and 144,356.8909 Units outstanding at March 31, 2009 and 2008, respectively)	$4,352.36	$2,924.06

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$206.47	$71.22

See accompanying notes to financial statements.

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March  31, 2009
(Unaudited)

1.	General:

Citigroup AAA Energy Fund L.P. II, (formerly known as Salomon Smith Barney AAA Energy Fund L.P. II) (the “Partnership”) is a Limited Partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined herein), may trade commodity futures and options contracts of any kind. In addition, the Partnership through its investment in the Master, may enter into swap contracts on energy related products. During the initial offering period (May 31, 2002 through July 1, 2002), the Partnership sold 93,975 Redeemable Units of Limited Partnership Interest (“Redeemable Units”). The Partnership commenced trading on July 1, 2002.

Citigroup Managed Futures LLC (“CMF”), a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”)
         On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

On July 1, 2002, the Partnership allocated substantially all of its capital to Citigroup AAA Master Fund LLC, (formerly known as SB AAA Master Fund LLC), a New York Limited Liability Company (the “Master”). The Partnership purchased 64,945.0387 Units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program – Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

As of March 31, 2009, the Partnership owned approximately 40.3% of the Master. As of December 31, 2008, the Partnership owned approximately 40.6% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, including Schedules of Investments and Statements of Income and Expenses and Members’ Capital are included herein.
        The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner (defined herein), in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008 and the results of its operations for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.
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

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of March 31, 2009 and December 31, 2008 and Statements of Income and Expenses and Members’ Capital for the three months ended March 31, 2009 and 2008 are presented below:

Citigroup AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$429,498,013	$696,338,412
Cash margin	219,610,225	90,640,874
Net unrealized appreciation on open futures and exchange cleared swap contracts	278,000,223	268,819,884
Options owned, at fair value (cost $895,052,923 and $867,124,483, respectively)	809,063,925	906,666,577

	1,736,172,386	1,962,465,747
Due from brokers	—	518,950

Total assets	$1,736,172,386	$1,962,984,697

Liabilities and Members’ Capital:
Liabilities:
Options written, at fair value (premium $513,790,182 and $600,446,669, respectively)	$384,912,251	$624,018,932
Accrued expenses:
Professional fees	401,639	334,666

Total liabilities	385,313,890	624,353,598

Members’ Capital:
Members’ Capital, 142,061.4413 and 150,805.9242 Units outstanding at March 31, 2009 and December 31, 2008, respectively	1,350,858,496	1,338,631,099

Total liabilities and members’ capital	$1,736,172,386	$1,962,984,697

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

Citigroup AAA Master Fund LLC
Schedule of Investments
March 31, 2009
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Heating Oil May 09 - Dec 11	7,671	$(275,671,574)	(20.41)%
NYMEX HH N Gas Swap Jul 09 - May 14	20,674	(67,962,465)	(5.03)
NYMEX Natural Gas May 09 - Dec 13	7,952	(98,709,162)	(7.31)
NYMEX WTI Financial Jun 09 - Dec 16	5,113	(212,269,540)	(15.71)
Other	32,660	(168,023,088)	(12.44)

Total futures and exchange cleared swap contracts purchased		(822,635,829)	(60.90)

Futures and Exchange Cleared Swap Contracts Sold
Energy
IPE Gas Oil Apr 09 - Dec 11	11,951	404,580,921	29.95
NYMEX Heating Oil Jul 09 - Jan 12	3,796	135,840,932	10.06
NYMEX HH N Gas Swap May 09 - Dec 14	29,579	176,612,100	13.07
NYMEX Natural Gas Jun 09 - Dec 14	9,390	226,796,765	16.79
Other	15,555	156,805,334	11.61

Total futures and exchange cleared swap contracts sold		1,100,636,052	81.48

Net unrealized appreciation on open futures and exchange cleared swap contracts		278,000,223 *	20.58

Options Owned
Energy
NYMEX Brent Crude EP Jun 09 - Dec 10	2,533	76,120,690	5.63
NYMEX Crude EP Jun 09 - Dec 16	14,814	276,867,700	20.50
NYMEX LS Crude Oil P May 09 - Dec 12	8,821	126,039,500	9.33
NYMEX Natural Gas EC May 09 - Oct 14	36,553	141,843,395	10.50
NYMEX Natural Gas EP May 09 - Mar 11	6,457	97,999,521	7.25
Other	28,596	90,193,119	6.68

Total options owned		809,063,925	59.89

Options Written
Energy
NYMEX LS Crude Oil P May 09 - Dec 12	5,096	(84,440,270)	(6.25)
Other	65,681	(300,471,981)	(22.24)

Total options written		(384,912,251)	(28.49)

Total fair value		$702,151,897	51.98%

*	This amount is included in “Net unrealized appreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

Citigroup AAA Master Fund LLC
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Heating Oil Feb 09 – Aug 11	8,011	$(441,745,130)	(33.00)%
NYMEX HH N Gas Swap Feb 09 – Dec 14	18,654	(89,160,340)	(6.66)
NYMEX LS Crude Oil Feb 09 – Dec 12	11,641	(129,427,041)	(9.67)
NYMEX Natural Gas May 09 – Dec 13	8,255	(139,708,500)	(10.44)
NYMEX NYH RBOB Gas Feb 09 – Dec 11	4,404	(119,810,053)	(8.95)
NYMEX WTI Financial Jun 09 – Dec 16	4,936	(209,218,410)	(15.63)
Other	16,316	(151,807,029)	(11.34)

Total futures and exchange cleared swap contracts purchased		(1,280,876,503)	(95.69)

Futures and Exchange Cleared Swap Contracts Sold
Energy
IPE Brent Crude Oil Mar 09 – Dec 14	4,692	121,030,070	9.04
IPE Gas Oil Jan 09 – Jun 11	11,819	535,126,020	39.98
NYMEX Heating Oil Feb 09 – Dec 11	3,501	166,705,095	12.45
NYMEX HH N Gas Swap Mar 09 – Dec 12	29,532	155,897,847	11.65
NYMEX Natural Gas Feb 09 – Dec 14	13,299	260,526,256	19.46
NYMEX NYH RBOB Gas Apr 09 – Apr 10	3,293	137,456,648	10.27
Other	16,695	172,954,451	12.92

Total futures and exchange cleared swap contracts sold		1,549,696,387	115.77

Net unrealized appreciation on open futures and exchange cleared swap contracts		268,819,884 *	20.08

Options Owned
Energy
NYMEX Brent Crude EP Jun 09 – Dec 10	2,533	73,938,930	5.52
NYMEX Crude EP Mar 09 – Dec 16	11,958	253,787,240	18.96
NYMEX LS Crude Oil P Feb 09 – Dec 12	6,383	205,040,500	15.32
NYMEX Natural Gas EC Feb 09 – May 14	28,842	164,736,675	12.31
NYMEX Natural Gas EP Mar 09 – Mar 11	4,433	70,822,470	5.29
Other	25,417	138,340,762	10.33

Total options owned		906,666,577	67.73

Options Written
Energy
NYMEX LS Crude Oil P Feb 09 – Dec 12	6,493	(131,792,570)	(9.84)
NYMEX Natural Gas EP Feb 09 – May 11	6,340	(209,214,966)	(15.63)
Other	56,413	(283,011,396)	(21.14)

Total options written		(624,018,932)	(46.61)

Total fair value		$551,467,529	41.20%

*	This amount is included in “Net unrealized appreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

Citigroup AAA Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$55,296,920	$(57,120,997)
Change in net unrealized gains (losses) on open contracts	36,099,441	95,381,553

Gain (loss) from trading, net	91,396,361	38,260,556
Interest income	207,586	2,658,502

Total income (loss)	91,603,947	40,919,058

Expenses:
Clearing fees	690,089	731,880
Professional fees	177,375	136,000

Total expenses	867,464	867,880

Net income (loss)	90,736,483	40,051,178
Additions	55,749,031	14,740,134
Redemptions	(134,050,531)	(55,642,009)
Distribution of interest income to feeder funds	(207,586)	(2,646,462)

Net increase (decrease) in Members Capital	12,227,397	(3,497,159)
Members’ Capital, beginning of period	1,338,631,099	999,453,536

Members’ Capital, end of period	$1,350,858,496	$995,956,377

Net Asset Value per Unit (142,061.4413 and 177,190.0556 Units outstanding at March 31, 2009 and 2008, respectively)	$9,508.97	$5,620.84

Net income (loss) per Unit of Member Interest	$633.90	$223.24

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
Net realized and unrealized gains (losses) *	$285.80	$98.90
Interest income	0.64	7.32
Expenses and allocation to Special Limited Partner**	(79.97)	(35.00)

Increase (decrease) for the period	206.47	71.22
Net asset Value per Redeemable Unit, beginning of period	4,145.89	2,852.84

Net asset value per Redeemable Unit, end of period	$4,352.36	$2,924.06

*	Includes Partnership commissions and expenses allocated from the Master.

**	Excludes Partnership commissions, expenses allocated from the Master and includes allocation to Special Limited Partner in 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(3.9)%	(3.6)%

Operating expenses	4.0%	4.6%
Allocation to Special Limited Partner	1.2%	0.6%

Total expenses and allocation to Special Limited Partner	5.2%	5.2%

Total return:
Total return before allocation to Special Limited Partner	6.3%	3.1%
Allocation to Special Limited Partner	(1.3)%	(0.6)%

Total return after allocation to Special Limited Partner	5.0%	2.5%

***	Annualized (except for allocation to Special Limited Partner, if applicable)

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2009	2008
Net realized and unrealized gains (losses)*	$633.70	$209.38
Interest Income	1.45	14.61
Expenses **	(1.25)	(0.75)

Increase(decrease) for the period	633.90	223.24
Distribution of interest income to feeder funds	(1.45)	(14.54)
Net Asset Value per Unit of Member Interest, beginning of period	8,876.52	5,412.14

Net Asset Value per Unit of Member Interest, end of period	$9,508.97	$5,620.84

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended
	March 31,
	2009	2008
Ratios to average net assets:
Net investment income (loss)***	(0.2)%	0.7%

Operating expenses	0.3%	0.4%

Total return	7.1%	4.1%

***	Interest income less total expenses

3.	Trading Activities:

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

The customer agreement between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2009 and December 31, 2008, based on a monthly calculation, were $530,429,249 and $599,179,234, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2009 and December 31, 2008 were $702,151,897 and $551,467,529, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage.
     The Master adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Members’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Sector	Gain (loss) from trading
Energy	$91,396,361

Total	$91,396,361

4.	Fair Value Measurements:

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

The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$544,889,410	$—	$544,889,410	$—

Total fair value	$544,889,410	$—	$544,889,410	$—

Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Members’ Capital.

Fair Value Measurements.  The Master adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009 the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange Cleared Swaps	$278,000,223	$278,000,223	$—	$—
Options owned	809,063,925	809,063,925	—	—

Total assets	1,087,064,148	1,087,064,148	—	—

Liabilities
Options written	$384,912,251	$384,912,251	$—	$—

Total liabilities	384,912,251	384,912,251	—	—

Total fair value	$702,151,897	$702,151,897	$—	$—

5.	Financial Instrument Risks:
     In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)
     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Master. The Partnership/Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
     The Advisor will concentrate the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Partnership’s/Master’s account to greater volatility than in if a more diversified portfolio of contracts were traded on behalf of the Partnership/ Master.
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital increased 0.5% from $515,948,652 to $518,614,341. This increase was attributable to net income from operations of $25,582,846, coupled with the addition of 815.6730 Redeemable Units of Limited Partnership Interest totaling $3,429,876 and the addition of 1,464.9251 Redeemable Units of Special Limited Partnership Interest totaling $6,375,882, which was partially offset by the redemptions of 7,571.9883 Redeemable Units of Limited Partnership Interest resulting in an outflow of $32,722,915. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2009, the Master’s capital increased 0.9% from $1,338,631,099 to $1,350,858,496. This increase was attributable to net income from operations of $90,736,483, coupled with the addition of 6,207.8850 Redeemable Units totaling $55,749,031, which was partially offset by the redemptions of 14,952.3679 Redeemable Units totaling $134,050,531 and distribution of interest income to feeder funds totaling $207,586 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
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

     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Members’ Capital.
     Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Members’ Capital.
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
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.

     Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.
Results of Operations

During the Partnership’s first quarter of 2009, the Net Asset Value per Redeemable Unit increased 5.0% from $4,145.89 to $4,352.36 as compared to an increase of 2.5% in the first quarter of 2008. The Partnership for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2009 of $36,977,407. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas, Unleaded Gas and IPE Brent Crude Oil, and were partially offset by losses in NYMEX Heating Oil, IPE Gas Oil and RBOB Gasoline. The Partnership for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $16,978,146. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, IPE Brent Crude Oil, IPE Gas Oil, Corn and OTC Energy Swaps and were partially offset by losses in NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas and Unleaded Gas.

     The first quarter of 2009 is a continuation of the trends of late 2008, with the financial economy interacting with the real economy to cause massive declines in activity. Weekly initial jobless claims have doubled from 300,000 a year ago to 600,000 in the first quarter of 2009. German and Japanese exports are down year over year by approximately 25% and 50% respectively. Automotive sales in the U.S. are down roughly 40% from a year ago. These economic declines are reinforcing financial asset price declines, as earnings begin to disappoint and leveraged investors are liquidated. Later in the quarter, the Treasury unveiled details of its financial stability plan, which includes public-private investment partnerships to remove legacy assets from bank balance sheets, additional public capital for weak banks and affordable housing initiatives to prevent foreclosures. While interventions by the Treasury generated much needed support for market indexes, the economic and market conditions remain relatively unchanged and the long term outlook is still unclear.
     The Partnership recorded gains primarily in natural gas as prices tumbled. In January, natural gas prices dropped more than 25% on reduced economic activity on natural gas, benefiting short positions on the front end of the price curve. The position was reduced in February as prices stabilized on cold weather. The downward trend continued in March on bearish fundamentals and demand for natural gas continues to suffered, adding profits to the portfolio. While the bearish trend across the petroleum complex became range bound. In the crude oil market, contango spread widened to historic levels indicating that the excess supply in the market was being pushed into storage. Solid gains were realized in trading crude oil but it was slightly offset by losses in the refined products.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three months ended March 31, 2009 decreased by $445,886, as compared to the corresponding period in 2008. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three months ended March 31, 2009 decreased by $1,053,294, as compared to the corresponding period in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2009 increased by $463,893, as compared to the corresponding period in 2008. The increase in management fees is due to an increase in average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2009 increased by $115,974 as compared to the corresponding period in 2008. The increase in administrative fees is due to an increase in average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three months ended March 31, 2009 was $6,375,882. The profit share allocation accrued for the three months ended March 31, 2008 was $2,410,743.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2009 and the highest, lowest and average value during the three months ended March 31, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2009, the Master’s total capital was $1,350,858,496. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$240,698,609	17.82%	$352,329,038	$216,503,805	$235,594,814

Total	$240,698,609	17.82%

*	Average monthly Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.

Enron-Related Civil Actions
        In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
         On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
        On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
        On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
        On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
        Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
        Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
        On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
        On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
        On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
        Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units
	(a) Total Number	(b) Average	Purchased as Part	that May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2009 – January 31, 2009	944.9894	$4,235.04	N/A	N/A
February 1, 2009 – February 28, 2009	1,370.0758	$4,263.14	N/A	N/A
March 1, 2009 – March 31, 2009	5,256.9231	$4,352.36	N/A	N/A
	7,571.9883	$4,321.57	N/A	N/A

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

CITIGROUP AAA ENERGY FUND L.P. II

By:	Citigroup Managed Futures LLC

(General Partner)
By:	/s/ Jerry Pascucci

Jerry Pascucci President and Director

Date:	May 15, 2009

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director

Date:	May 15, 2009