Form 10-Q
period 2009-06-30
CITIGROUP AAA ENERGY FUND L.P. II
filed 2009-08-14
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes       No X

As of July 31, 2009, 110,601.0734 Limited Partnership Redeemable Units were outstanding.

CITIGROUP AAA ENERGY FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Citigroup AAA Master Fund LLC (unaudited)	5 – 15

Item 2.	Management ’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T.	Controls and Procedures	21

PART II - Other Information		22 – 25

Exhibits
EX-10 JOINDER AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I

Item 1. Financial Statements

Citigroup AAA Energy Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Investment in Master, at fair value	$498,610,598	$543,812,374
Cash	314,499	240,801

Total assets	$498,925,097	$544,053,175

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$2,298,568	$2,403,495
Management fees	827,267	902,357
Administrative fees	206,817	225,589
Other	266,389	235,261
Redemptions payable	1,747,508	24,337,821

Total liabilities	5,346,549	28,104,523

Partners’ Capital:
General Partner, 2,051.6401 Unit equivalents outstanding at June 30, 2009 and December 31, 2008	8,924,983	8,505,874
Special Limited Partner, 963.4121 and 4,270.5527 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	4,191,006	17,705,242
Limited Partners, 110,446.7348 and 118,126.1541 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	480,462,559	489,737,536

Total partners’ capital	493,578,548	515,948,652

Total liabilities and partners’ capital	$498,925,097	$544,053,175

See accompanying notes to financial statements.

Citigroup AAA Energy Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net realized gains (losses) on closed positions allocated from Master	$231,144,084	$(41,752,467)	$253,821,303	$(67,401,109)
Change in net unrealized gains (losses) on open positions allocated from Master	(226,273,845)	111,657,730	(211,973,657)	154,284,518
Interest income allocated from Master	71,181	260,346	150,501	1,392,960
Expenses allocated from Master	(356,826)	(437,264)	(707,971)	(824,170)

Total income (loss)	4,584,594	69,728,345	41,290,176	87,452,199

Expenses:
Brokerage commissions	1,275,296	2,142,379	2,562,104	3,875,073
Management fees	2,541,674	2,273,337	5,222,110	4,489,880
Administrative fees	635,418	568,335	1,305,528	1,122,471
Other	109,501	103,793	219,001	189,292

Total expenses	4,561,889	5,087,844	9,308,743	9,676,716

Net income (loss) before allocation to Special Limited Partner	22,705	64,640,501	31,981,433	77,775,483
Allocation to Special Limited Partner	—	(12,876,031)	(6,375,882)	(15,286,774)

Net income (loss) after allocation to Special Limited Partner	22,705	51,764,470	25,605,551	62,488,709
Additions — Limited Partners	4,285,000	1,500,000	7,714,876	5,480,000
Additions — Special Limited Partner	—	12,876,031	6,375,882	15,286,774
Redemptions — Limited Partners	(8,342,877)	(34,338,445)	(41,065,792)	(74,255,433)
Redemptions — Special Limited Partner	(21,000,621)	—	(21,000,621)	—

Net increase (decrease) in Partners’ Capital	(25,035,793)	31,802,056	(22,370,104)	9,000,050
Partners’ Capital, beginning of period	518,614,341	422,107,805	515,948,652	444,909,811

Partners’ Capital, end of period	$493,578,548	$453,909,861	$493,578,548	$453,909,861

Net Asset Value per Unit (113,461.7870 and 137,849.5429 Units outstanding at June 30, 2009 and 2008, respectively)	$4,350.17	$3,292.79	$4,350.17	$3,292.79

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(2.19)*	$368.73	$204.28	$439.95

See accompanying notes to financial statements.

*	The amount shown per Redeemable Unit does not correspond with net income presented above for the three months ended June 30, 2009 because of the timing of additions of the Partnership’s Redeemable Units in relation to the fluctuating values of the Partnership’s commodity interest.

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2009
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

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

As of June 30, 2009, the Partnership owned approximately 38.4% of the Master. As of December 31, 2008, the Partnership owned approximately 40.6% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, including Schedules of Investments and Statements of Income and Expenses and Members’ Capital are included herein.
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

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008 and the results of its operations for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.
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

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of June 30, 2009 and December 31, 2008 and Statements of Income and Expenses and Members’ Capital for the three and six months ended June 30, 2009 and 2008 are presented below:

Citigroup AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$980,259,799	$696,338,412
Cash margin	110,238,070	90,640,874
Net unrealized appreciation on open futures and exchange cleared swap contracts	—	268,819,884
Options owned, at fair value (cost $935,750,483 and $867,124,483, respectively)	727,859,274	906,666,577

	1,818,357,143	1,962,465,747
Due from brokers	—	518,950

Total assets	$1,818,357,143	$1,962,984,697

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$156,262,877	$—
Options written, at fair value (premium $465,823,950 and $600,446,669, respectively)	364,438,153	624,018,932
Accrued expenses:
Professional fees	361,416	334,666

Total liabilities	521,062,446	624,353,598

Members’ Capital:
Members’ Capital, 135,316.1386 and 150,805.9242 Units outstanding at June 30, 2009 and December 31, 2008, respectively	1,297,294,697	1,338,631,099

Total liabilities and members’ capital	$1,818,357,143	$1,962,984,697

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

Citigroup AAA Master Fund LLC
Schedule of Investments
June 30, 2009
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Heating Oil Oct 09 - Dec 11	5,380	$(106,514,213)	(8.21)%
NYMEX WTI Financial Dec 09 - Dec 16	4,543	(110,530,580)	(8.52)
Other	63,641	(58,046,189)	(4.47)

Total futures and exchange cleared swap contracts purchased		(275,090,982)	(21.20)

Futures and Exchange Cleared Swap Contracts Sold
Energy
NYMEX HH Gas Swap Aug 09 - Dec 14	30,611	82,047,360	6.32
NYMEX HH Natural Gas Dec 09 - Dec 14	7,574	69,939,986	5.39
Other	29,089	(33,159,241)	(2.56)

Total futures and exchange cleared swap contracts sold		118,828,105	9.15

Options Owned
Energy
NYMEX Crude Oil E Aug 09 - Dec 16	20,616	208,038,220	16.04
NYMEX LT Crude Oil Aug 09 - Dec 13	16,388	127,302,890	9.81
NYMEX Natural Gas E Aug 09 - Oct 14	42,530	302,414,444	23.31
Other	21,905	90,103,720	6.95

Total options owned		727,859,274	56.11

Options Written
Energy
NYMEX LT Crude Oil Aug 09 - Dec 12	18,763	(110,836,220)	(8.54)
NYMEX Natural Gas E Aug 09 - Oct 14	26,332	(119,604,500)	(9.22)
Other	25,896	(133,997,433)	(10.33)

Total options written		(364,438,153)	(28.09)

Total fair value		$207,158,244	15.97%

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2009
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

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

Citigroup AAA Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$595,784,413	$(99,509,226)	$651,081,333	$(156,630,223)
Change in net unrealized gains (losses) on open contracts	(583,657,445)	263,468,933	(547,558,004)	358,850,486

Gain (loss) from trading, net	12,126,968	163,959,707	103,523,329	202,220,263
Interest income	195,232	641,551	402,818	3,300,053

Total income (loss)	12,322,200	164,601,258	103,926,147	205,520,316

Expenses:
Clearing fees	744,041	815,309	1,434,130	1,547,189
Professional fees	176,910	212,803	354,285	348,803

Total expenses	920,951	1,028,112	1,788,415	1,895,992

Net income (loss)	11,401,249	163,573,146	102,137,732	203,624,324
Additions	56,890,013	39,657,908	112,639,044	54,398,042
Redemptions	(121,659,829)	(86,032,294)	(255,710,360)	(141,674,303)
Distribution of interest income to feeder funds	(195,232)	(633,607)	(402,818)	(3,280,069)

Net increase (decrease) in Members Capital	(53,563,799)	116,565,153	(41,336,402)	113,067,994
Members’ Capital, beginning of period	1,350,858,496	995,956,377	1,338,631,099	999,453,536

Members’ Capital, end of period	$1,297,294,697	$1,112,521,530	$1,297,294,697	$1,112,521,530

Net Asset Value per Unit (135,316.1386 and 169,286.3660 Units outstanding at June 30, 2009 and 2008, respectively)	$9,587.14	$6,571.83	$9,587.14	$6,571.83

Net income (loss) per Unit of Member Interest	$79.60	$954.68	$713.50	$1,177.92

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses)*	$25.53	$480.31	$311.33	$579.21
Interest income	0.62	1.85	1.26	9.17
Expenses and allocation to Special Limited Partner**	(28.34)	(113.43)	(108.31)	(148.43)

Increase (decrease) for the period	(2.19)	368.73	204.28	439.95
Net asset Value per Redeemable Unit, beginning of period	4,352.36	2,924.06	4,145.89	2,852.84

Net asset Value per Redeemable Unit, end of period	$4,350.17	$3,292.79	$4,350.17	$3,292.79

*	Includes Partnership commissions and expenses allocated from the Master.

**	Excludes Partnership commissions, expenses allocated from the Master and includes allocation to Special Limited Partner in 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(3.9)%	(4.9)%	(3.9)%	(4.2)%

Operating expenses	3.9%	5.1%	4.0%	4.9%
Allocation to Special Limited Partner	—%	3.0%	1.2%	3.5%

Total expenses and allocation to Special Limited Partner	3.9%	8.1%	5.2%	8.4%

Total return:
Total return before allocation to Special Limited Partner	(0.1)%	15.8%	6.3%	19.3%
Allocation to Special Limited Partner	—%	(3.2)%	(1.4)%	(3.9)%

Total return after allocation to Special Limited Partner	(0.1)%	12.6%	4.9%	15.4%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses)*	$79.46	$952.19	$713.16	$1,161.58
Interest Income	1.43	3.74	2.88	18.34
Expenses **	(1.29)	(1.25)	(2.54)	(2.00)

Increase (decrease) for the period	79.60	954.68	713.50	1,177.92
Distribution of interest income to feeder funds	(1.43)	(3.69)	(2.88)	(18.23)
Net Asset Value per Unit of Member Interest, beginning of period	9,508.97	5,620.84	8,876.52	5,412.14

Net Asset Value per Unit of Member Interest, end of period	$9,587.14	$6,571.83	$9,587.14	$6,571.83

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Ratios to average net assets:***
Net investment income (loss)****	(0.2)%	(0.1)%	(0.2)%	0.3%

Operating expenses	0.3%	0.4%	0.3%	0.4%

Total return	0.8%	17.0%	8.0%	21.8%

***	Annualized

****	Interest income less total expenses
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

The customer agreement between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2009 and December 31, 2008, based on a monthly calculation, were $423,903,425 and $599,179,234, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2009 and December 31, 2008 were $207,158,244 and $551,467,529, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage.
     The Master adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Members’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and options contracts as separate assets and liabilities.

	June 30, 2009			June 30, 2009
Assets			Assets
Futures and Exchange Cleared Swap Contracts			Options Owned
Energy	$467,077,035		Energy	$727,859,274

Total unrealized appreciation on open futures and exchange cleared swap contracts	$467,077,035		Options owned	$727,859,274	**

Liabilities			Liabilities
Futures and Exchange Cleared Swap Contracts			Options Written
Energy	$(623,339,912)		Energy	$(364,438,153)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(623,339,912)		Options written	$(364,438,153	)***

Net unrealized depreciation on open futures and exchange cleared swap contracts	$(156,262,877)	*

*	This amount is included in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is included in “options owned, at fair value” on the Statements of Financial Condition.

***	This amount is included in “options written, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Energy	$12,126,968	$103,523,329

Total	$12,126,968	$103,523,329

4.	Fair Value Measurements:

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

The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of June 30, 2009 and December 31, 2008, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$498,610,598	$—	$498,610,598	$—

Total fair value	$498,610,598	$—	$498,610,598	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$543,812,374	$—	$543,812,374	$—

Total fair value	$543,812,374	$—	$543,812,374	$—

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

Fair Value Measurements.  The Master adopted SFAS 157 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical

Citigroup AAA Energy Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of June 30, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Options owned	$727,859,274	$727,859,274	$—	$—

Total assets	727,859,274	727,859,274	—	—

Liabilities
Futures and Exchange Cleared Swaps	$156,262,877	$156,262,877	$—	$—
Options written	364,438,153	364,438,153	—	—

Total liabilities	520,701,030	520,701,030	—	—

Total fair value	$207,158,244	$207,158,244	$—	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$268,819,884	$268,819,884	$—	$—
Options owned	906,666,577	906,666,577	—	—

Total assets	1,175,486,461	1,175,486,461	—	—

Liabilities
Options written	$624,018,932	$624,018,932	$—	$—

Total liabilites	624,018,932	624,018,932	—	—

Total fair value	$551,467,529	$551,467,529	$—	$—

5.	Financial Instrument Risks:
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
June 30, 2009
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership capital decreased 4.3% from $515,948,652 to $493,578,548. This decrease was attributable to redemptions of 9,476.9017 Redeemable Units of Limited Partnership Interest resulting in an outflow of $41,065,792 and the redemption of 4,772.0657 Redeemable Units of Special Limited Partnership Interest totaling $21,000,621, which was partially offset by the net income from operations of $25,605,551, coupled with the addition of 1,797.4824 Redeemable Units of Limited Partnership Interest totaling $7,714,876 and the addition of 1,464.9251 Redeemable Units of Special Limited Partnership Interest totaling $6,375,882. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2009, the Master’s capital decreased 3.1% from $1,338,631,099 to $1,297,294,697. This decrease was attributable to the redemptions of 27,642.4322 Redeemable Units totaling $255,710,360 and distribution of interest income to feeder funds totaling $402,818 to the non-managing members of the Master, which was partially offset by net income from operations of $102,137,732, coupled with the addition of 12,152.6466 Redeemable Units totaling $112,639,044. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.
     Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.
     Fair Value Measurements. The Partnership adopted SFAS 157 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of June 30, 2009, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of June 30, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.

      Recent Accounting Pronouncements. In 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.
Results of Operations

During the Partnership’s second quarter of 2009, the Net Asset Value per Redeemable Unit decreased 0.1% from $4,352.36 to $4,350.17 as compared to an increase of 12.6% in the same period of 2008. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2009 of $4,870,239. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, Unleaded Gasoline and Brent Crude Oil and were partially offset by losses in NYMEX Crude Oil, NYMEX Natural Gas, IPE Gas Oil and RBOB Gasoline. The Partnership, for its own account through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2008 of $69,905,263. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Natural Gas, Unleaded Gasoline, IPE Gas Oil, Corn and OTC Energy Swaps, and were partially offset by losses in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil and Brent Crude Oil.
     The markets expressed a broad increase in risk tolerance during the second quarter as government programs encouraged the releveraging of the financial system. Equities and crude oil rose, while yield curves steepened and the U.S. dollar fell. The positive economic sentiment returned in April and spilled over into May as investors became increasingly convinced that the worst of the economic crisis was behind them. However, this optimism turned towards the end of the quarter due to worse than expected economic data, fears about the lack of action by the European Central Bank and a lack of clarity in the economic environment.
     The Partnership recorded gains primarily in the refined products as prices rallied. In April, the Partnership realized modest gains evenly split between natural gas and petroleum. Performance in the natural gas book was mixed. April gains came from the Partnership’s long option/volatility positions and short winter/long summer spread positions along the forward gas curve. Profits were partially given back in May in both petroleum and natural gas. Losses in crude, distillate more than offset decent gains in the gasoline strategies. The Partnership achieved slight gains during June and finished the quarter with positive performance. In June, natural gas weighed down the overall portfolio. However, return in the petroleum book managed a slightly better than break even for the month. A closer look at petroleum trading reveals gains in the refined products, especially in distillate, driving the modest gains for the quarter.

During the six months ended June 30, 2009, the Net Asset Value per Redeemable Unit increased 4.9% from $4,145.89 to $4,350.17 as compared to an increase of 15.4% in the same period of 2008. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2009 of $41,847,646. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, Unleaded Gasoline and Brent Crude Oil and were partially offset by losses in NYMEX Crude Oil, IPE Gas Oil and RBOB Gasoline. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2008 of $86,883,409. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Crude Oil, NYMEX Natural Gas, Unleaded Gasoline, IPE Gas Oil, Brent Crude Oil, Corn and OTC Energy Swaps, and were partially offset by losses in NYMEX Gasoline and NYMEX Heating Oil.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three and six months ended June 30, 2009 decreased by $867,083 and $1,312,969, respectively as compared to the corresponding periods in 2008. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills purchased. Interest income allocated from the Master for the three and six months ended June 30, 2009 decreased by $189,165 and $1,242,459, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2009 increased by $268,337 and $732,230, respectively as compared to the corresponding periods in 2008. The increase in management fees is due to an increase in average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2009 increased by $67,083 and $183,057, respectively as compared to the corresponding periods in 2008. The increase in administrative fees is due to an increase in average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and six months ended June 30, 2009 was $0 and $6,375,882, respectively. The profit share allocation accrued for the three and six months ended June 30, 2008 was $12,876,031 and $15,286,774, respectively.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2009 and the highest, lowest and average value during the three months ended June 30, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2009, the Master’s total capital was $1,297,294,697. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$147,468,039	11.37%	$207,597,990	$4,405,231	$133,166,548

Total	$147,468,039	11.37%

*	Average monthly Values at Risk

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.

Enron-Related Civil Actions

On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.

Subprime Mortgage-Related Litigation

On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.

On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.

Auction Rate Securities-Related Litigation

Securities Actions. On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.

On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.

Governmental and Regulatory Actions. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Falcon and ASTA/MAT-Related Litigation

Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.

In re MAT Five Securities Litigation. On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.

ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al. On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.

Zentner v. Citigroup, et al. (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.

Zentner v. Citigroup, et al. (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters

Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.

American Home Mortgage. On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).

American International Group. On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units
	(a) Total Number	(b) Average	Purchased as Part	that May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2009 – April 30, 2009	1,068.2697	$4,400.74	N/A	N/A
May 1, 2009 – May 31, 2009	434.9334	$4,355.13	N/A	N/A
June 1, 2009 – June 30, 2009	401.7103	$4,350.17	N/A	N/A
	1,904.9134	$4,379.66	N/A	N/A

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

Morgan Stanley/Citigroup Joint Venture

     On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 and quarterly report on Form 10-Q for the quarter ended March 31, 2009.

Exhibit – 10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

CITIGROUP AAA ENERGY FUND L.P. II

By:	Citigroup Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci President and Director

Date:	August 14, 2009

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director

Date:	August 14, 2009