Form 10-Q
period 2009-09-30
AAA CAPITAL ENERGY FUND L.P. II
filed 2009-11-16
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number 0-50272

AAA CAPITAL ENERGY FUND L.P. II
(Exact name of registrant as specified in its charter)

New York	03-0407557

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
55 East 59th Street - 10th Floor
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

Yes       No X

As of October 31, 2009, 107,921.5430 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P. II

FORM 10-Q

3.1(a) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003.
3.1(b) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005.
3.1(c) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008.
10.2 Form of Subscription Agreement.
10.3 Management Agreement among the Partnership, Citigroup Managed Futures LLC and AAA Capital Management Advisors, Ltd., dated April 3, 2006.
10.4 Amended and Restated Agency Agreement among the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC, and Citigroup Global Markets Inc., dated November 11, 2009.

Exhibit – 31.1  Certification

Exhibit – 31.2  Certification

Exhibit – 32.1  Certification

Exhibit – 32.2  Certifications

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Investment in Master, at fair value	$501,688,160	$543,812,374
Cash	258,544	240,801

Total assets	$501,946,704	$544,053,175

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$2,486,127	$2,403,495
Management fees	832,115	902,357
Administrative fees	208,029	225,589
Other	191,726	235,261
Redemptions payable	9,557,839	24,337,821

Total liabilities	13,275,836	28,104,523

Partners’ Capital:
General Partner, 2,051.6401 Unit equivalents outstanding at September 30, 2009 and December 31, 2008	9,073,891	8,505,874
Special Limited Partner, 464.0795 and 4,270.5527 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	2,052,508	17,705,242
Limited Partners, 107,974.5642 and 118,126.1541 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	477,544,469	489,737,536

Total partners’ capital	488,670,868	515,948,652

Total liabilities and partners’ capital	$501,946,704	$544,053,175

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net realized gains (losses) on closed positions allocated from Master	$32,704,645	$31,156,368	$286,525,948	$(36,244,741)
Change in net unrealized gains (losses) on open positions allocated from Master	(17,328,485)	49,009,175	(229,302,142)	203,293,693
Interest income allocated from Master	73,594	627,923	224,095	2,020,883
Expenses allocated from Master	(357,186)	(451,878)	(1,065,157)	(1,276,047)

Total income (loss)	15,092,568	80,341,588	56,382,744	167,793,788

Expenses:
Brokerage commissions	1,474,853	1,907,012	4,036,957	5,782,085
Management fees	2,544,703	2,499,531	7,766,813	6,989,411
Administrative fees	636,176	624,883	1,941,704	1,747,354
Other	52,377	152,947	271,378	342,240

Total expenses	4,708,109	5,184,373	14,016,852	14,861,090

Net income (loss) before allocation to Special Limited Partner	10,384,459	75,157,215	42,365,892	152,932,698
Allocation to Special Limited Partner	(2,052,508)	(14,905,858)	(8,428,390)	(30,192,632)

Net income (loss) after allocation to Special Limited Partner	8,331,951	60,251,357	33,937,502	122,740,066
Additions — Limited Partners	900,000	1,285,000	8,614,876	6,765,000
Additions — Special Limited Partner	2,052,508	14,905,858	8,428,390	30,192,632
Redemptions — Limited Partners	(11,931,208)	(15,369,881)	(52,997,000)	(89,625,314)
Redemptions — Special Limited Partner	(4,260,931)	(16,000,003)	(25,261,552)	(16,000,003)

Net increase (decrease) in Partners’ Capital	(4,907,680)	45,072,331	(27,277,784)	54,072,381
Partners’ Capital, beginning of period	493,578,548	453,909,861	515,948,652	444,909,811

Partners’ Capital, end of period	$488,670,868	$498,982,192	$488,670,868	$498,982,192

Net Asset Value per Unit (110,490.2838 and 133,507.2279 Units outstanding at September 30, 2009 and 2008, respectively)	$4,422.75	$3,737.49	$4,422.75	$3,737.49

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$72.58	$444.70	$276.86	$884.65

Weighted average units outstanding	112,974.4508	136,147.4967	117,782.5968	143,705.8873

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

AAA Capital Energy Fund L.P. II, (formerly known as Citigroup AAA Energy Fund L.P. II) (the “Partnership”) is a Limited Partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on United States exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined herein), may trade commodity futures and options contracts of any kind. In addition, the Partnership through its investment in the Master, may enter into swap contracts on energy related products. During the initial offering period (May 31, 2002 through July 1, 2002), the Partnership sold 93,975 Redeemable Units of Limited Partnership Interest (“Redeemable Units”). The Partnership commenced trading on July 1, 2002. The Partnership privately and continuously offers up to 350,000 Redeemable Units.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On July 1, 2002, the Partnership allocated substantially all of its capital to AAA Master Fund LLC, (formerly known as Citigroup AAA Master Fund LLC), a New York Limited Liability Company (the “Master”). The Partnership purchased 64,945.0387 Units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program – Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and grains. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2009.

As of September 30, 2009, the Partnership owned approximately 37.8% of the Master. As of December 31, 2008, the Partnership owned approximately 40.6% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, including Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.
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

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008 and the results of its operations for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
        The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of September 30, 2009 and December 31, 2008 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2009 and 2008 are presented below:

AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$1,039,083,786	$696,338,412
Cash margin	118,254,308	90,640,874
Net unrealized appreciation on open futures and exchange cleared swap contracts	—	268,819,884
Options owned, at fair value (cost $961,258,908 and $867,124,483, respectively)	776,391,045	906,666,577

	1,933,729,139	1,962,465,747
Due from brokers	—	518,950

Total assets	$1,933,729,139	$1,962,984,697

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$242,402,147	$—
Options written, at fair value (premium $481,035,323 and $600,446,669, respectively)	362,871,314	624,018,932
Accrued expenses:
Professional fees	293,097	334,666

Total liabilities	605,566,558	624,353,598

Members’ Capital:
Members’ Capital, 134,496.1590 and 150,805.9242 Units outstanding at September 30, 2009 and December 31, 2008, respectively	1,328,162,581	1,338,631,099

Total liabilities and members’ capital	$1,933,729,139	$1,962,984,697

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

AAA Master Fund LLC
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Heating Oil Feb 10 - Dec 11	5,687	$(85,488,157)	(6.44)%
NYMEX WTI Financial Dec 09 - Dec 16	4,612	(115,537,210)	(8.70)
Other	71,708	(61,437,724)	(4.62)

Total futures and exchange cleared swap contracts purchased		(262,463,091)	(19.76)

Futures and Exchange Cleared Swap Contracts Sold
Energy
Other	68,878	20,060,944	1.51

Total futures and exchange cleared swap contracts sold		20,060,944	1.51

Options Owned
Energy
Call
NYMEX LT Crude Oil Nov 09 - Dec 13	11,024	86,551,880	6.51
NYMEX Natural Gas E Nov 09 - May 13	26,622	151,686,437	11.42
Other	14,475	56,838,620	4.28

Call options owned		295,076,937	22.21

Put
NYMEX Crude Oil E Dec 09 - Dec 16	15,743	182,765,450	13.76
NYMEX LT Crude Oil Nov 09 - Dec 13	12,359	97,441,490	7.34
NYMEX Natural Gas E Nov 09 - May 14	12,690	113,557,399	8.55
Other	11,675	87,549,769	6.59

Put options owned		481,314,108	36.24

Total options owned		776,391,045	58.45

Options Written
Energy
Call
NYMEX Natural Gas E Nov 09 - Oct 14	17,946	(80,627,339)	(6.07)
Other	35,083	(141,149,886)	(10.63)

Call options owned		(221,777,225)	(16.70)

Put
Other	21,940	(141,094,089)	(10.62)

Put options written		(141,094,089)	(10.62)

Total options written		(362,871,314)	(27.32)

Total fair value		$171,117,584	12.88%

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

AAA Master Fund LLC
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Heating Oil Feb 09 – Aug 11	8,011	$(441,745,130)	(33.00)%
NYMEX HH N Gas Swap Feb 09 – Dec 14	18,654	(89,160,340)	(6.66)
NYMEX LS Crude Oil Feb 09 – Dec 12	11,641	(129,427,041)	(9.67)
NYMEX Natural Gas May 09 – Dec 13	8,255	(139,708,500)	(10.44)
NYMEX NYH RBOB Gas Feb 09 – Dec 11	4,404	(119,810,053)	(8.95)
NYMEX WTI Financial Jun 09 – Dec 16	4,936	(209,218,410)	(15.63)
Other	16,316	(151,807,029)	(11.34)

Total futures and exchange cleared swap contracts purchased		(1,280,876,503)	(95.69)

Futures and Exchange Cleared Swap Contracts Sold
Energy
IPE Brent Crude Oil Mar 09 – Dec 14	4,692	121,030,070	9.04
IPE Gas Oil Jan 09 – Jun 11	11,819	535,126,020	39.98
NYMEX Heating Oil Feb 09 – Dec 11	3,501	166,705,095	12.45
NYMEX HH N Gas Swap Mar 09 – Dec 12	29,532	155,897,847	11.65
NYMEX Natural Gas Feb 09 – Dec 14	13,299	260,526,256	19.46
NYMEX NYH RBOB Gas Apr 09 – Apr 10	3,293	137,456,648	10.27
Other	16,695	172,954,451	12.92

Total futures and exchange cleared swap contracts sold		1,549,696,387	115.77

Options Owned
Energy
Call
NYMEX Natural Gas EC Feb 09 – May 14	28,842	164,736,675	12.31
Other	22,190	31,922,424	2.38

Call options owned		196,659,099	14.69

Put
NYMEX Brent Crude EP Jun 09 - Dec 10	2,533	73,938,930	5.52
NYMEX Crude EP Mar 09 - Dec 16	11,958	253,787,240	18.96
NYMEX LS Crude Oil P Feb 09 - Dec 12	6,383	205,040,500	15.32
NYMEX Natural Gas EP Mar 09 - Mar 11	4,433	70,822,470	5.29
Other	3,227	106,418,338	7.95

Put options owned		710,007,478	53.04

Total options owned		906,666,577	67.73

Options Written
Energy
Call
Other	48,267	(108,711,985)	(8.12)

Call options written		(108,711,985)	(8.12)

Put
NYMEX LS Crude Oil P Feb 09 - Dec 12	6,493	(131,792,570)	(9.84)
NYMEX Natural Gas EP Feb 09 - May 11	6,340	(209,214,966)	(15.63)
Other	8,146	(174,299,411)	(13.02)

Put options written		(515,306,947)	(38.49)

Total options written		(624,018,932)	(46.61)

Total fair value		$551,467,529	41.20%

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

AAA Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$86,532,707	$77,034,339	$737,614,040	$(79,595,884)
Change in net unrealized gains (losses) on open contracts	(46,337,712)	116,281,516	(593,895,716)	475,132,002

Gain (loss) from trading, net	40,194,995	193,315,855	143,718,324	395,536,118
Interest income	206,338	1,611,790	609,156	4,911,843

Total income (loss)	40,401,333	194,927,645	144,327,480	400,447,961

Expenses:
Clearing fees	808,203	841,449	2,242,333	2,388,638
Professional fees	132,300	249,870	486,585	598,673

Total expenses	940,503	1,091,319	2,728,918	2,987,311

Net income (loss)	39,460,830	193,836,326	141,598,562	397,460,650
Additions	36,998,828	59,095,923	149,637,872	113,493,965
Redemptions	(45,385,436)	(108,969,906)	(301,095,796)	(250,644,209)
Distribution of interest income to feeder funds	(206,338)	(1,604,109)	(609,156)	(4,884,178)

Net increase (decrease) in Members Capital	30,867,884	142,358,234	(10,468,518)	255,426,228
Members’ Capital, beginning of period	1,297,294,697	1,112,521,530	1,338,631,099	999,453,536

Members’ Capital, end of period	$1,328,162,581	$1,254,879,764	$1,328,162,581	$1,254,879,764

Net Asset Value per Unit (134,496.1590 and 162,045.1284 Units outstanding at September 30, 2009 and 2008, respectively)	$9,875.10	$7,744.01	$9,875.10	$7,744.01

Net income (loss) per Unit of Member Interest	$289.49	$1,182.02	$1,002.99	$2,359.94

Weighted average units outstanding	136,371.7331	168,850.9768	141,872.2270	176,449.2333

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses)*	$118.89	$575.11	$430.22	$1,154.32
Interest income	0.65	4.69	1.91	13.86
Expenses and allocation to Special Limited Partner**	(46.96)	(135.10)	(155.27)	(283.53)

Increase (decrease) for the period	72.58	444.70	276.86	884.65
Net asset Value per Redeemable Unit, beginning of period	4,350.17	3,292.79	4,145.89	2,852.84

Net asset Value per Redeemable Unit, end of period	$4,422.75	$3,737.49	$4,422.75	$3,737.49

*	Includes Partnership commissions and expenses allocated from the Master.

**	Excludes Partnership commissions, expenses allocated from the Master and includes allocation to Special Limited Partner in 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(4.0)%	(4.2)%	(3.9)%	(4.2)%

Operating expenses	4.0%	4.7%	4.0%	4.8%
Allocation to Special Limited Partner	0.4%	3.1%	1.7%	6.7%

Total expenses and allocation to Special Limited Partner	4.4%	7.8%	5.7%	11.5%

Total return:
Total return before allocation to Special Limited Partner	2.1%	16.9%	8.5%	38.9%
Allocation to Special Limited Partner	(0.4)%	(3.4)%	(1.8)%	(7.9)%

Total return after allocation to Special Limited Partner	1.7%	13.5%	6.7%	31.0%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains*	$288.94	$1,173.66	$1,002.09	$2,335.24
Interest Income	1.53	9.89	4.41	28.23
Expenses **	(0.98)	(1.53)	(3.51)	(3.53)

Increase for the period	289.49	1,182.02	1,002.99	2,359.94
Distribution	(1.53)	(9.84)	(4.41)	(28.07)
Net Asset Value per Unit of Member Interest, beginning of period	9,587.14	6,571.83	8,876.52	5,412.14

Net Asset Value per Unit of Member Interest, end of period	$9,875.10	$7,744.01	$9,875.10	$7,744.01

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Ratios to average net assets:***
Net investment gain****	(0.2)%	0.2%	(0.2)%	0.2%

Operating expenses	0.3%	0.4%	0.3%	0.4%

Total return	3.0%	18.0%	11.3%	43.6%

***	Annualized.

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2009 and December 31, 2008, based on a monthly calculation, were $355,660,988 and $599,179,234, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2009 and December 31, 2008 were $171,117,584 and $551,467,529, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage.
     The Master adopted ASC 815-10 Derivatives and Hedging Activities (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Members’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and options contracts as separate assets and liabilities.

	September 30, 2009			September 30, 2009
Assets			Assets
Futures and Exchange Cleared Swap Contracts			Options Owned
Energy	$286,814,805		Energy	$776,391,045

Total unrealized appreciation on open futures and exchange cleared swap contracts	$286,814,805		Options owned	$776,391,045	**

Liabilities			Liabilities
Futures and Exchange Cleared Swap Contracts			Options Written
Energy	$(529,216,952)		Energy	$(362,871,314)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(529,216,952)		Options written	$(362,871,314	)***

Net unrealized depreciation on open futures and exchange cleared swap contracts	$(242,402,147)	*

*	This amount is included in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is included in “options owned, at fair value” on the Statements of Financial Condition.

***	This amount is included in “options written, at fair value” on the Statements of Financial Condition.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Energy	$40,194,995	$143,718,324

Total	$40,194,995	$143,718,324

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.

Fair Value Measurements.  The Partnership adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership did not directly hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$501,688,160	$—	$501,688,160	$—

Total fair value	$501,688,160	$—	$501,688,160	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$543,812,374	$—	$543,812,374	$—

Total fair value	$543,812,374	$—	$543,812,374	$—

Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Members’ Capital.

Fair Value Measurements.  The Master adopted ASC 820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Options owned	$776,391,045	$776,391,045	$—	$—

Total assets	776,391,045	776,391,045	—	—

Liabilities
Futures and Exchange Cleared Swaps	$242,402,147	$242,402,147	$—	$—
Options written	362,871,314	362,871,314	—	—

Total liabilities	605,273,461	605,273,461	—	—

Total fair value	$171,117,584	$171,117,584	$—	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange Cleared Swaps	$268,819,884	$268,819,884	$—	$—
Options owned	906,666,577	906,666,577	—	—

Total assets	1,175,486,461	1,175,486,461	—	—

Liabilities
Options written	$624,018,932	$624,018,932	$—	$—

Total liabilites	624,018,932	624,018,932	—	—

Total fair value	$551,467,529	$551,467,529	$—	$—

5.	Financial Instrument Risks:
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

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2009
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
     As both a buyer and seller of options, the Partnership/Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Master does not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital decreased 5.3% from $515,948,652 to $488,670,868. This decrease was attributable to redemptions of 12,150.9430 Redeemable Units of Limited Partnership Interest resulting in an outflow of $52,997,000 and the redemption of 5,735.4778 Redeemable Units of Special Limited Partnership Interest totaling $25,261,552 which was partially offset by the net income from operations of $33,937,502 coupled with the addition of 1,999.3531 Redeemable Units of Limited Partnership Interest totaling $8,614,876 and the addition of 1,929.0046 Redeemable Units of Special Limited Partnership Interest totaling $8,428,390. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2009, the Master’s capital decreased 0.8% from $1,338,631,099 to $1,328,162,581. This decrease was attributable to the redemption of 32,232.1352 Redeemable Units totaling $301,095,796 and distribution of interest income to feeder funds totaling $609,156 to the non-managing members of the Master, which was partially offset by net income from operations of $141,598,562, coupled with the addition of 15,922.3700 Redeemable Units totaling $149,637,872. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.
     Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.
     Fair Value Measurements. The Partnership adopted ASC 820-10, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the period ended September 30, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
     Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
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
     In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.

      Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formarly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.
Results of Operations

During the Partnership’s third quarter of 2009, the Net Asset Value per Redeemable Unit increased 1.7% from $4,350.17 to $4,422.75 as compared to an increase of 13.5% in the same period of 2008. The Partnership, for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $15,376,160. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Heating Oil, IPE Gas Oil, RBOB Gasoline, Unleaded Gasoline, Brent Crude Oil and Grains and were partially offset by losses in NYMEX Crude Oil, NYMEX Gasoline and NYMEX Natural Gas. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2008 of $80,165,543. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Gasoline, NYMEX Heating Oil, Brent Crude Oil and Corn, and were partially offset by losses in Unleaded Gasoline, IPE Gas Oil, and OTC Energy Swaps.

Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has bounced off record lows but remains well below historical averages. The Partnership realized gains for the quarter as gains in July and August offset losses in September.

Oil market activity during July was impressive. Lead by the refined products, oil prices sold off sharply early in the month with NYMEX crude falling from $73.38/barrel on June 30th to as low as $58.32 by July 13th. Maybe even more impressive than the 10 day break during early July was the immediate 10 day rally that followed which seemed to reinforce that the longer term uptrend in this market is, for now, still intact. The majority of the July’s return was derived from the oil side of the Partnership’s market position.

In August, the Partnership realized modest returns in the month as gains from trading in petroleum markets were offset by losses in the refined products. In particular, while there were very slight returns in distillate markets, refined products performance overall was weighed down by losses in gasoline. Much like natural gas, global distillate markets are facing massive inventory cover ahead of the northern hemisphere winter. Small gains were also recorded from trading natural gas for the month as prices continued to decline on excess inventory.

September proved to be a tough month for the Partnership. In terms of performance attribution, natural gas trading accounted for the bulk of the month's negative performance. The result for the Partnership was that long positions from early in the month were exited a bit too early and the switch back to the more negative fixed price bias also occurred too early. Performance on the petroleum side of the complex was more mixed during September. Overall, crude was down just 0.1%-0.2% but one position in particular, (short WTI vs. long Brent), weighed down the Partnership's performance here. The distillate book yielded a paltry 0.1%-0.2% to offset the crude while gasoline cost the program about 0.3%-0.4%.

During the nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit increased 6.7% from $4,145.89 to $4,422.75 as compared to an increase of 31.0% in the same period of 2008. The Partnership, for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2009 of $57,223,806. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Heating Oil, NYMEX Gasoline, NYMEX Natural Gas, Unleaded Gasoline, Brent Crude Oil and Grains and were partially offset by losses in IPE Gas Oil, RBOB Gasoline and NYMEX Crude Oil. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2008 of $167,048,952. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Natural Gas, NYMEX Crude Oil, NYMEX Heating Oil, Brent Crude Oil, IPE Gas Oil and Corn, and were partially offset by losses in NYMEX Gasoline, Unleaded Gasoline and OTC Energy Swaps.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage. Brokerage commissions and fees for the three and nine months ended September 30, 2009 decreased by $432,159 and $1,745,128, respectively as compared to the corresponding periods in 2008. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and nine months ended September 30, 2009 decreased by $554,329 and $1,796,788, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2009 increased by $45,172 and $777,402, respectively as compared to the corresponding periods in 2008. The increase in management fees is due to an increase in average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2009 increased by $11,293 and $194,350, respectively as compared to the corresponding periods in 2008. The increase in administrative fees is due to an increase in average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and nine months ended September 30, 2009 was $2,052,508 and $8,428,390, respectively. The profit share allocation accrued for the three and nine months ended September 30, 2008 was $14,905,858 and $30,192,632, respectively.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business. The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The Partnership invests substially all of its assets in the Master and does not trade its assets directly. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2009 and the highest, lowest and average value during the three months ended September 30, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2009, the Master’s total capital was $1,328,162,581 and the Partnership owned approximately 37.8% of the Master. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$156,850,602	11.81%	$188,797,618	$153,049,427	$171,524,611

Total	$156,850,602	11.81%

*	Average monthly Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation

On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.

On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.

On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.

Auction Rate Securities—Related Litigation and Other Matters

On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.

On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.

On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.

Other Matters

On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..

Adelphia Communications Corporation

Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.

IPO Securities Litigation

In October 2009, the District Court entered an order granting final approval of the settlement.

Other Matters

Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action — Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al. — in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commiossion (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Master by increasing transaction costs to liquidate positions and foregoing potential profits.

Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Master by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Master; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Master) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2009 there were additional sales to Limited Partners of 201.8707 Redeemable Units totaling $900,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended and Section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units
	(a) Total Number	(b) Average	Purchased as Part	that May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2009 – July 31, 2009	855.0487	$4,483.08	N/A	N/A
August 1, 2009 – August 31, 2009	621.3422	$4,508.06	N/A	N/A
September 1, 2009 – September 30, 2009	1,197.6504	$4,422.75	N/A	N/A
	2,674.0413	$4,461.86	N/A	N/A

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits
3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 21, 2002 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed herein).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed herein).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herein).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).
3.2	Amendment and Restated Limited Partnership Agreement, dated January 9, 2007 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 16, 2007 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated August 23, 2001 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(b)	Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed herein).

10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed herein).
(a)	Letter from the General Partner extending Management Agreements for 2008, dated June 5, 2008 (filed as Exhibit 10.11 to the annual report on Form 10-K filed on March 31, 2009 and incorporated herein by reference).
10.4	Amended and Restated Agency Agreement among the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC, and Citigroup Global Markets Inc., dated November 11, 2009 (filed herein).

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	— Section 1350 Certification (Certification of President and Director)

32.2	— Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA CAPITAL ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci President and Director

Date:	November 16, 2009

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 16, 2009