Form 10-Q
period 2011-03-31
AAA CAPITAL ENERGY FUND L.P. II
filed 2011-05-16
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes       No X

As of April 30, 2011, 88,180.2265 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P. II

FORM 10-Q

Exhibit – 31.1  Certification

Exhibit – 31.2  Certification

Exhibit – 32.1  Certification

Exhibit – 32.2  Certification

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$382,564,251	$409,326,894
Cash	352,448	339,975

Total assets	$382,916,699	$409,666,869

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,713,675	$1,942,511
Management fees	634,834	679,115
Administrative fees	158,709	169,779
Other	302,351	255,364
Redemptions payable	8,042,771	14,177,765

Total liabilities	10,852,340	17,224,534

Partners’ Capital:
General Partner, 966.9309 and 1,064.1285 unit equivalents outstanding at March 31, 2011 and December 31, 2010, respectively	3,979,240	4,316,829
Special Limited Partner, 464.0795 Redeemable Units outstanding at March 31, 2011 and December 31, 2010	1,909,840	1,882,622
Limited Partners, 88,978.3347 and 95,211.6367 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	366,175,279	386,242,884

Total partners’ capital	372,064,359	392,442,335

Total liabilities and partners’ capital	$382,916,699	$409,666,869

Net asset value per unit	$4,115.33	$4,056.68

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment income:
Interest income allocated from Master	$65,495	$40,578

Expenses:
Expenses allocated from Master	322,789	484,323
Brokerage commissions	1,172,909	2,031,309
Management fees	1,944,398	2,401,816
Administrative fees	486,100	600,455
Other	100,198	118,173

Total expenses	4,026,394	5,636,076

Net investment income (loss)	(3,960,899)	(5,595,498)

Trading Results:
Net realized gains on closed contracts allocated from Master	16,519,954	(25,456,268)
Change in net unrealized gains (losses) on open contracts allocated from Master	(6,939,734)	11,085,842

Total trading results allocated from Master	9,580,220	(14,370,426)

Net income (loss)	5,619,321	(19,965,924)
Subscriptions — Limited Partners	401,165	13,350,000
Redemptions — Limited Partners	(25,998,462)	(17,116,893)
Redemptions — General Partner	(400,000)	(200,000)

Net increase (decrease) in Partners’ Capital	(20,377,976)	(23,932,817)
Partners’ Capital, beginning of period	392,442,335	486,960,493

Partners’ Capital, end of period	$372,064,359	$463,027,676

Net asset value per unit (90,409.3451 and 109,445.1263 units outstanding at March 31, 2011 and 2010, respectively)	$4,115.33	$4,230.68

Net income (loss) per unit *	$58.65	$(176.50)

Weighted average units outstanding	94,478.1982	112,067.1398

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

1.	General:

AAA Capital Energy Fund L.P. II (the “Partnership”) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined herein), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy–related products. The Partnership was authorized to sell 150,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. During the initial offering period (May 31, 2002 through July 1, 2002), the Partnership sold 93,975 Redeemable Units. The Partnership commenced trading on July 1, 2002. The Partnership privately and continuously offers up to 350,000 Redeemable Units. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC (“CMF”) a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

On July 1, 2002, the Partnership allocated substantially all of its capital to AAA Master Fund LLC (the “Master”), a New York limited liability company. The Partnership purchased 64,945.0387 units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program – Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products and lumber. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2011.

As of March 31, 2011, the Partnership owned approximately 38.8% of the Master. As of December 31, 2010, the Partnership owned approximately 41.4% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.
        The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
The preparation of financial statements in accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2011 and 2010 are presented below:

AAA Master Fund LLC
Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2011	2010

Assets:
Equity in trading account:
Cash	$748,382,168	$786,204,916
Cash margin	71,302,831	84,669,985
Options purchased, at fair value (cost $582,150,814 and $561,437,849, respectively)	479,086,813	363,802,239

Total assets	$1,298,771,812	$1,234,677,140

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$10,056,440	$6,571,110
Options premium received, at fair value (premium $307,521,650 and $354,410,825, respectively)	301,344,837	239,504,355
Accrued expenses:
Professional fees	309,863	290,824
Redemptions payable	—	7,941,213

Total liabilities	311,711,140	254,307,502

Members’ Capital:
Members’ Capital, 101,499.2392 and 103,223.2146 units outstanding at March 31, 2011 and December 31, 2010, respectively	987,060,672	980,369,638

Total liabilities and members’ capital	$1,298,771,812	$1,234,677,140

Net asset value per unit	$9,724.81	$9,497.57

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy	50,012	$23,424,602	2.37%
Lumber	36	(4,061)	(0.00) *

Total futures and exchange-cleared swap contracts purchased		23,420,541	2.37

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Nov 11 - Dec 14	14,725	53,414,388	5.41
Other	29,013	(86,941,498)	(8.81)
Lumber	17	50,129	0.01

Total futures and exchange-cleared swap contracts sold		(33,476,981)	(3.39)

Options Purchased
Energy
Call
NYMEX Crude Oil E Jun 11 - Dec 12	3,098	79,136,630	8.02
NYMEX LT Crude Oil May 11 - Dec 14	15,150	192,345,240	19.49
Other	14,664	49,489,554	5.01

Call options purchased		320,971,424	32.52

Put
NYMEX LT Crude Oil May 11 - Dec 14	14,909	63,564,620	6.44
NYMEX Natural Gas E May 11 - May 14	11,373	56,069,130	5.68
Other	9,408	38,481,639	3.90

Put options purchased		158,115,389	16.02

Total options purchased		479,086,813	48.54

Options Premium Received
Energy
Call
NYMEX LT Crude Oil May 11 - Dec 16	12,048	(102,994,650)	(10.43)
Other	21,448	(118,197,586)	(11.98)

Call options premium received		(221,192,236)	(22.41)

Put
Other	26,606	(80,152,601)	(8.12)

Put options premium received		(80,152,601)	(8.12)

Total options premium received		(301,344,837)	(30.53)

Net fair value		$167,685,536	16.99%

*	Due to rounding.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange-Cleared Swap Contracts Purchased
Energy	49,880	$(76,588,395)	(7.75)%

Total futures and exchange-cleared swap contracts purchased		(76,588,395)	(7.75)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Feb 11 – Dec 14	24,098	119,170,628	12.06
Other	27,946	(49,185,903)	(4.98)
Lumber	72	32,560	0.00 *

Total futures and exchange-cleared swap contracts sold		70,017,285	7.08

Options Purchased
Energy
Call
NYMEX Crude Oil E Jun 11 – Dec 12	3,098	50,475,970	5.11
NYMEX LT Crude Oil Feb 11 – Dec 13	9,371	97,741,150	9.89
Other	17,005	46,219,048	4.67

Call options purchased		194,436,168	19.67

Put
NYMEX Natural Gas E Feb 11 – May 14	17,363	82,281,218	8.33
Other	20,468	87,084,853	8.81

Put options purchased		169,366,071	17.14

Total options purchased		363,802,239	36.81

Options Premium Received
Energy
Call
NYMEX Heating Oil Feb 11 – Jun 11	5,580	(64,361,900)	(6.51)
NYMEX LT Crude Oil Feb 11 – Dec 16	9,485	(62,747,240)	(6.35)
Other	21,649	(52,266,589)	(5.29)

Call options premium received		(179,375,729)	(18.15)

Put
Other	21,624	(60,128,626)	(6.08)

Put options premium received		(60,128,626)	(6.08)

Total options premium received		(239,504,355)	(24.23)

Net fair value		$117,726,774	11.91%

*	Due to rounding.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

AAA Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment income:
Interest income	$178,367	$100,242

Expenses:
Clearing fees	642,017	945,322
Professional fees	171,605	175,354

Total expenses	813,622	1,120,676

Net investment income (loss)	(635,255)	(1,020,434)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	41,580,310	(61,447,730)
Change in net unrealized gains (losses) on open contracts	(17,643,378)	28,610,693

Total trading results	23,936,932	(32,837,037)

Net income (loss)	23,301,677	(33,857,471)
Subscriptions	52,476,738	14,687,953
Redemptions	(68,909,014)	(130,590,487)
Distribution of interest income to feeder funds	(178,367)	(100,242)

Net increase (decrease) in Members’ Capital	6,691,034	(149,860,247)
Members’ Capital, beginning of period	980,369,638	1,229,195,192

Members’ Capital, end of period	$987,060,672	$1,079,334,945

Net asset value per unit (101,499.2392 and 111,949.4266 Units outstanding in March 31, 2011 and 2010, respectively)	$9,724.81	$9,641.27

Net income (loss) per unit*	$228.99	$(293.89)

Weighted average units outstanding	104,045.6041	119,501.6077

*	Based on change in net asset value per unit.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses)*	$85.47	$(148.33)
Interest income	0.70	0.36
Expenses and allocation to Special Limited Partner**	(27.52)	(28.53)

Increase (decrease) for the period	58.65	(176.50)
Net asset value per unit, beginning of period	4,056.68	4,407.18

Net asset value per unit, end of period	$4,115.33	$4,230.68

*	Includes brokerage commissions and clearing fees allocated from the Master.

**	Excludes brokerage commissions and clearing fees allocated from the Master and includes allocation to Special Limited Partner in 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(4.2)%	(4.8)%

Operating expenses	4.3%	4.8%
Allocation to Special Limited Partner	—%	—%

Total expenses and allocation to Special Limited Partner	4.3%	4.8%

Total return:
Total return before allocation to Special Limited Partner	1.4%	(4.0)%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	1.4%	(4.0)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses)*	$228.93	$(293.26)
Interest income	1.75	0.89
Expenses **	(1.69)	(1.52)

Increase (decrease) for the period	228.99	(293.89)
Distribution of interest income to feeder funds	(1.75)	(0.89)
Net asset value per unit, beginning of period	9,497.57	9,936.05

Net asset value per unit, end of period	$9,724.81	$9,641.27

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.3)%	(0.4)%

Operating expenses	0.3%	0.4%

Total return	2.4%	(3.0)%

***	Annualized.

****	Interest income less total expenses.
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
March 31, 2011
(Unaudited)

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.
All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended March 31, 2011 and 2010 were 93,866 and 146,227, respectively. The monthly average number of options contracts traded during the three months ended March 31, 2011 and 2010 were 122,134 and 176,565, respectively.
The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swaps and options contracts as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

	March 31, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$236,264,448
Lumber	58,093

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$236,322,541

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(246,366,956)
Lumber	(12,025)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(246,378,981)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(10,056,440	)*

Assets
Options Purchased
Energy	$479,086,813

Total options purchased	$479,086,813	**

Liabilities
Options Premium Received
Energy	$(301,344,837)

Total options premium received	$(301,344,837	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

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
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2011 and March 31, 2010.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
Sector	Gain (loss) from trading		Gain (loss) from trading
Energy	$23,835,329		$(32,821,199)
Lumber	101,603		(15,838)

Total	$23,936,932	****	$(32,837,037)	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
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
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets.
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values its investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2011	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$382,564,251	$—	$382,564,251	$—

Net fair value	$382,564,251	$—	$382,564,251	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$409,326,894	$—	$409,326,894	$—

Net fair value	$409,326,894	$—	$409,326,894	$—

Master’s Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Members’ Capital.

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
March 31, 2011
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

The Master will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for		Significant
		Identical Assets	Significant Other Observable	Unobservable
	3/31/2011	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$236,322,541	$236,322,541	$—	$—
Options purchased	479,086,813	479,086,813	—	—

Total assets	715,409,354	715,409,354	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$246,378,981	$246,378,981	$—	$—
Options premium received	301,344,837	301,344,837	—	—

Total liabilities	547,723,818	547,723,818	—	—

Net fair value	$167,685,536	$167,685,536	$—	$—

		Quoted Prices in
		Active Markets for		Significant
		Identical Assets	Significant Other Observable	Unobservable
	12/31/2010*	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$253,518,419	$253,518,419	$—	$—
Options purchased	363,802,239	363,802,239	—	—

Total assets	617,320,658	617,320,658	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$260,089,529	$260,089,529	$—	$—
Options premium received	239,504,355	239,504,355	—	—

Total liabilities	499,593,884	499,593,884	—	—

Net fair value	$117,726,774	$117,726,774	$—	$—

*   The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

5.	Financial Instrument Risks:
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
     Partnership’s and the Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
     Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
     Options. The Master may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
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

     Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Partnership capital decreased 5.2% from $392,442,335 to $372,064,359. This decrease was attributable to redemptions of 6,331.3020 Redeemable Units resulting in an outflow of $25,998,462 and the redemption of 97.1976 General Partner unit equivalents totaling $400,000, which was partially offset by the subscriptions of 98.0000 Redeemable Units totaling $401,165, coupled with the net gain from operations of $5,619,321. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2011, the Master’s capital increased 0.7% from $980,369,638 to $987,060,672. This increase was attributable to subscriptions of 5,462.2306 Units of Member Interest totaling $52,476,738, coupled with the net gain from operations of $23,301,677, which was partially offset by the redemption of 7,186.2060 Units of Member Interest totaling $68,909,014 and distribution of interest income to feeder funds totaling $178,367 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.
     Critical Accounting Policies
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

          The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
During the Partnership’s first quarter of 2011, the net asset value per unit increased 1.4% from $4,056.68 to $4,115.33 as compared to a decrease of 4.0% in the first quarter of 2010. The Partnership, for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2011 of $9,580,220. Gains were primarily attributable to the Master’s trading of commodity futures in IPE Brent Crude Oil, IPE Gas Oil, NYMEX Gasoline and Lumber and were partially offset by losses in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Natural Gas and NYMEX Heating Oil. The Partnership, for its own account, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2010 of $14,370,426. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, IPE Gas Oil and Lumber and were partially offset by gains in NYMEX Gasoline, NYMEX Natural Gas, Unleaded Gas, IPE Brent Crude Oil, and NYMEX Heating Oil.
The Partnership generated strong gains in January as long futures and options positions in the crude oil complex as well as heating oil helped generate profits. The Fund’s return in crude oil was tied to the massive dislocation that developed between the U.S. and world crude oil markets.
During the month of February, the Partnership generated further gains as natural gas futures sold off given the continued oversupply of natural gas in the market as well as a brief period of warmer weather during the winter, which caused prices to trade down, generating gains from short delta positions in March futures. The back-end of the natural gas curve was able to generate gains as well. Positive return from crude oil and distillates in February was offset by losses from RBOB gasoline.
The month of March was dominated by the contagion in the Middle East, which spread from Egypt and into Libya causing concerns about future crude oil production and supply to Africa and Europe. Given the increased volatility the Partnership was able to generate gains in long futures and options positions in crude oil and heating oil March. In addition, the continued volatility helped to generate gains in gas oil as long futures positions traded up.
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
Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions and fees for the three months ended March 31, 2011 decreased by $858,400 as compared to the corresponding period in 2010. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2011 as compared to the corresponding period in 2010.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2011 increased by $24,917 as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher U.S. Treasury bill rates for the Partnership during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2011 decreased by $457,418, as compared to the corresponding period in 2010. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2011 decreased by $114,355, as compared to the corresponding period in 2010. The decrease in administrative fees is due to a decrease in average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2011 and 2010. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in their earnings and cash balances. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification results among the Master’s open positions and the liquidity of the markets in which the Master trades.

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

     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2011 and December 31, 2010, and the highest, lowest and average value during the three months ended March 31, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of March 31, 2011, the Master’s total capitalization was $987,060,672 and the Partnership owned approximately 38.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2011 was as follows:

	March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$57,475,118	5.82%	$57,475,118	$26,234,892	$49,405,096
Lumber	42,100	0.01%	93,600	1,600	20,167

Total	$57,517,218	5.83%

*	Average monthly Values at Risk.
     As of December 31, 2010, the Master’s total capitalization was $980,369,638 and the Partnership owned approximately 41.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$51,518,525	5.26%	$143,609,109	$51,518,525	$94,568,057
Lumber	93,600	0.01	126,800	22,200	57,792

Total	$51,612,125	5.27%

*	Annual average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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
Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2011 there were additional subscriptions to limited partners of 98.0000 Redeemable Units totaling $401,165. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended and Section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units
	(a) Total Number	(b) Average	Purchased as Part	that May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2011 — January 31, 2011	2,506.7841	$4,093.52	N/A	N/A
February 1, 2011 — February 28, 2011	1,967.3714	$4,114.18	N/A	N/A
March 1, 2011 — March 31, 2011	1,857.1465	$4,115.33	N/A	N/A
	6,331.3020	$4,106.34	N/A	N/A

* Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6.	Exhibits
3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 21, 2002 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).
3.2	Third Amended and Restated Limited Partnership Agreement, dated May 19, 2010 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2010 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Master and Salomon Smith Barney Inc., dated August 23, 2001 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(b)	Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3	Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement for 2010, dated June 1, 2010 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.4	Amended and Restated Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC, and CGM, dated November 11, 2009 (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	— Section 1350 Certification (Certification of President and Director)

32.2	— Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA CAPITAL ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Walter Davis

Walter Davis President and Director

Date:	May 16, 2011

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date:	May 16, 2011