Form 10-Q
period 2011-06-30
AAA CAPITAL ENERGY FUND L.P. II
filed 2011-08-15
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes       No X

As of July 31, 2011, 82,884.9191 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of AAA Master Fund LLC (unaudited)	5 – 18

Item 2.	Management ’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II - Other Information		24 – 27

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Exhibit – 31.1  Certification

Exhibit – 31.2  Certification

Exhibit – 32.1  Certification

Exhibit – 32.2  Certification

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$347,954,172	$409,326,894
Cash	395,060	339,975

Total assets	$348,349,232	$409,666,869

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,321,944	$1,942,511
Management fees	577,803	679,115
Administrative fees	144,451	169,779
Other	345,333	255,364
Redemptions payable	10,907,239	14,177,765

Total liabilities	13,296,770	17,224,534

Partners’ Capital:
General Partner, 966.9309 and 1,064.1285 unit equivalents outstanding at June 30, 2011 and December 31, 2010, respectively	3,831,802	4,316,829
Special Limited Partner, 464.0795 Redeemable Units outstanding at June 30, 2011 and December 31, 2010	1,839,077	1,882,622
Limited Partners, 83,117.4044 and 95,211.6367 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	329,381,583	386,242,884

Total partners’ capital	335,052,462	392,442,335

Total liabilities and partners’ capital	$348,349,232	$409,666,869

Net asset value per unit	$3,962.85	$4,056.68

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income:
Interest income allocated from Master	$10,752	$84,769	$76,247	$125,347

Expenses:
Expenses allocated from Master	287,494	444,553	610,283	928,876
Brokerage commissions	760,712	1,479,658	1,933,621	3,510,967
Management fees	1,788,570	2,302,472	3,732,968	4,704,288
Administrative fees	447,142	575,618	933,242	1,176,073
Other	105,813	120,827	206,011	239,000

Total expenses	3,389,731	4,923,128	7,416,125	10,559,204

Net investment income (loss)	(3,378,979)	(4,838,359)	(7,339,878)	(10,433,857)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(39,770,700)	4,666,920	(23,250,746)	(20,789,348)
Change in net unrealized gains (losses) on open contracts allocated from Master	29,547,569	(9,507,906)	22,607,835	1,577,936

Total trading results allocated from Master	(10,223,131)	(4,840,986)	(642,911)	(19,211,412)

Net income (loss)	(13,602,110)	(9,679,345)	(7,982,789)	(29,645,269)

Subscriptions — Limited Partners	0	318,000	401,165	13,668,000
Redemptions — Limited Partners	(23,409,787)	(7,857,169)	(49,408,249)	(24,974,062)
Redemptions — General Partner	0	(449,993)	(400,000)	(649,993)

Net increase (decrease) in Partners’ Capital	(37,011,897)	(17,668,507)	(57,389,873)	(41,601,324)
Partners’ Capital, beginning of period	372,064,359	463,027,676	392,442,335	486,960,493

Partners’ Capital, end of period	$335,052,462	$445,359,169	$335,052,462	$445,359,169

Net asset value per unit (84,548.4148 and 107,554.5251 units outstanding at June 30, 2011 and 2010, respectively)	$3,962.85	$4,140.78	$3,962.85	$4,140.78

Net income (loss) per unit *	$(152.48)	$(89.90)	$(93.83)	$(266.40)

Weighted average units outstanding	88,952.4299	108,756.6241	91,715.3140	110,411.8820

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)

1.	General:

AAA Capital Energy Fund L.P. II (the “Partnership”) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined below), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy–related products. The Partnership was authorized to sell up to 150,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. During the initial offering period (May 31, 2002 through July 1, 2002), the Partnership sold 93,975 Redeemable Units. The Partnership commenced trading on July 1, 2002. The Partnership privately and continuously offers up to 350,000 Redeemable Units. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC (“CMF”) a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of June 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

On July 1, 2002, the Partnership allocated substantially all of its capital to AAA Master Fund LLC (the “Master”), a New York limited liability company. The Partnership purchased 64,945.0387 units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program – Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products, lumber, grains and softs. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2011.

As of June 30, 2011, the Partnership owned approximately 36.0% of the Master. As of December 31, 2010, the Partnership owned approximately 41.4% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.
        The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2011 and 2010 are presented below:

AAA Master Fund LLC
Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2011	2010

Assets:
Equity in trading account:
Cash	$750,938,124	$786,204,916
Cash margin	33,664,044	84,669,985
Net unrealized appreciation on open futures and exchange-cleared swap contracts	26,942,951	—
Options purchased, at fair value (cost $456,343,040 and $561,437,849, respectively)	304,026,927	363,802,239

Total assets	$1,115,572,046	$1,234,677,140

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$—	$6,571,110
Options premium received, at fair value (premium $244,452,199 and $354,410,825, respectively)	148,184,988	239,504,355
Accrued expenses:
Professional fees	321,551	290,824
Redemptions payable	—	7,941,213

Total liabilities	148,506,539	254,307,502

Members’ Capital:
Members’ Capital, 102,369.6485 and 103,223.2146 units outstanding at June 30, 2011 and December 31, 2010, respectively	967,065,507	980,369,638

Total liabilities and members’ capital	$1,115,572,046	$1,234,677,140

Net asset value per unit	$9,446.80	$9,497.57

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy	42,510	$(75,944,534)	(7.86)%
Lumber	29	43,967	0.01
Softs	147	(848,830)	(0.09)

Total futures and exchange-cleared swap contracts purchased		(76,749,397)	(7.94)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Nov 11 - Dec 14	15,563	60,933,758	6.30
Other	25,713	42,796,249	4.42
Lumber	29	(37,659)	(0.00)*

Total futures and exchange-cleared swap contracts sold		103,692,348	10.72

Options Purchased
Energy
Call
NYMEX LT Crude Oil Aug 11 - Dec 14	10,328	96,054,920	9.93
Other	14,758	61,893,618	6.40

Call options purchased		157,948,538	16.33

Put
NYMEX LT Crude Oil Aug 11 - Dec 14	9,310	50,548,880	5.23
NYMEX Natural Gas E Aug 11 - May 14	4,056	54,694,364	5.66
Other	8,962	40,835,145	4.22

Put options purchased		146,078,389	15.11

Total options purchased		304,026,927	31.44

Options Premium Received
Energy
Call
NYMEX LT Crude Oil Aug 11 - Dec 16	9,138	(58,189,420)	(6.02)
Other	18,970	(44,527,399)	(4.60)

Call options premium received		(102,716,819)	(10.62)

Put
Other	13,762	(45,468,169)	(4.70)

Put options premium received		(45,468,169)	(4.70)

Total options premium received		(148,184,988)	(15.32)

Net fair value		$182,784,890	18.90%

*	Due to rounding.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
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

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)

AAA Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income:
Interest income	32,232	208,928	210,599	309,170

Expenses:
Clearing fees	604,928	840,845	1,246,945	1,786,167
Professional fees	181,223	179,295	352,828	354,649

Total expenses	786,151	1,020,140	1,599,773	2,140,816

Net investment income (loss)	(753,919)	(811,212)	(1,389,174)	(1,831,646)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(105,994,346)	10,673,183	(64,414,036)	(50,774,547)
Change in net unrealized gains (losses) on open contracts	77,837,677	(21,835,116)	60,194,299	6,775,577

Total trading results	(28,156,669)	(11,161,933)	(4,219,737)	(43,998,970)

Net income (loss)	(28,910,588)	(11,973,145)	(5,608,911)	(45,830,616)
Subscriptions	53,542,535	923,181	106,019,273	15,611,134
Redemptions	(44,594,880)	(30,813,437)	(113,503,894)	(161,403,924)
Distribution of interest income to feeder funds	(32,232)	(208,928)	(210,599)	(309,170)

Net increase (decrease) in Members’ Capital	(19,995,165)	(42,072,329)	(13,304,131)	(191,932,576)
Members’ Capital, beginning of period	987,060,672	1,079,334,945	980,369,638	1,229,195,192

Members’ Capital, end of period	$967,065,507	$1,037,262,616	$967,065,507	$1,037,262,616

Net asset value per unit (102,369.6485 and 108,871.6670 units outstanding in June 30, 2011 and 2010, respectively)	$9,446.80	$9,527.39	$9,446.80	$9,527.39

Net income (loss) per unit*	$(277.70)	$(111.98)	$(48.70)	$(405.87)

Weighted average units outstanding	104,376.4270	110,761.3661	104,211.0155	115,131.4869

*	Based on change in net asset value per unit.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$(125.54)	$(62.39)	$(40.07)	$(210.72)
Interest income	0.12	0.77	0.82	1.13
Expenses and allocation to Special Limited Partner**	(27.06)	(28.28)	(54.58)	(56.81)

Increase (decrease) for the period	(152.48)	(89.90)	(93.83)	(266.40)
Net asset value per unit, beginning of period	4,115.33	4,230.68	4,056.68	4,407.18

Net asset value per unit, end of period	$3,962.85	$4,140.78	$3,962.85	$4,140.78

*	Includes brokerage commissions and clearing fees allocated from the Master.

**	Excludes brokerage commissions and clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three and six months ended June 30, 2011 and 2010 if any.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(3.8)%	(4.2)%	(4.0)%	(4.5)%

Operating expenses	3.8%	4.3%	4.1%	4.5%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and allocation to Special Limited Partner	3.8%	4.3%	4.1%	4.5%

Total return:
Total return before allocation to Special Limited Partner	(3.7)%	(2.1)%	(2.3)%	(6.0)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(3.7)%	(2.1)%	(2.3)%	(6.0)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$(276.25)	$(112.25)	$(47.32)	$(405.51)
Interest income	0.31	1.90	2.07	2.79
Expenses **	(1.76)	(1.63)	(3.45)	(3.15)

Increase (decrease) for the period	(277.70)	(111.98)	(48.70)	(405.87)
Distribution of interest income to feeder funds	(0.31)	(1.90)	(2.07)	(2.79)
Net asset value per unit, beginning of period	9,724.81	9,641.27	9,497.57	9,936.05

Net asset value per unit, end of period	$9,446.80	$9,527.39	$9,446.80	$9,527.39

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.3)%	(0.3)%	(0.3)%	(0.3)%

Operating expenses	0.3%	0.4%	0.3%	0.4%

Total return	(2.9)%	(1.2)%	(0.5)%	(4.1)%

***	Annualized.

****	Interest income less total expenses.
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
June 30, 2011
(Unaudited)

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.
All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended June 30, 2011 and 2010 were 87,559 and 133,344, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the six months ended June 30, 2011 and 2010 were 90,712 and 139,785, respectively. The monthly average number of options contracts traded during the three months ended June 30, 2011 and 2010 were 107,081 and 202,097, respectively. The monthly average number of options contracts traded during the six months ended June 30, 2011 and 2010 were 114,608 and 189,331 respectively.
The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swaps and options contracts as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

	June 30, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$177,633,422
Lumber	43,967
Softs	435

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$177,677,824

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(149,847,949)
Lumber	(37,659)
Softs	(849,265)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(150,734,873)

Net unrealized appreciation on open futures and exchange-cleared swap contracts	$26,942,951	*

Assets
Options Purchased
Energy	$304,026,927

Total options purchased	$304,026,927	**

Liabilities
Options Premium Received
Energy	$(148,184,988)

Total options premium received	$(148,184,988	)***

*	This amount is in “Net unrealized appreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
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
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Sector	Gain(loss) from trading		Gain(loss) from trading		Gain(loss) from trading		Gain(loss) from trading
Energy	$(27,173,465)		$(11,184,961)		$(3,338,136)		$(44,006,160)
Grains	(34,875)		—		(34,875)		—
Lumber	(99,499)		23,028		2,104		7,190
Softs	(848,830)		—		(848,830)		—

Total	$(28,156,669)	****	$(11,161,933)	****	$(4,219,737)	****	$(43,998,970)	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values its investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2011	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$347,954,172	$—	$347,954,172	$—

Net fair value	$347,954,172	$—	$347,954,172	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$409,326,894	$—	$409,326,894	$—

Net fair value	$409,326,894	$—	$409,326,894	$—

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
June 30, 2011
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

The Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for		Significant
		Identical Assets	Significant Other Observable	Unobservable
	6/30/2011	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$177,677,824	$177,677,824	$—	$—
Options purchased	304,026,927	304,026,927	—	—

Total assets	481,704,751	481,704,751	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$150,734,873	$150,734,873	$—	$—
Options premium received	148,184,988	148,184,988	—	—

Total liabilites	298,919,861	298,919,861	—	—

Net fair value	$182,784,890	$182,784,890	$—	$—

		Quoted Prices in
		Active Markets for		Significant
		Identical Assets	Significant Other Observable	Unobservable
	12/31/2010*	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$253,518,419	$253,518,419	$—	$—
Options purchased	363,802,239	363,802,239	—	—

Total assets	617,320,658	617,320,658	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$260,089,529	$260,089,529	$—	$—
Options premium received	239,504,355	239,504,355	—	—

Total liabilities	499,593,884	499,593,884	—	—

Net fair value	$117,726,774	$117,726,774	$—	$—

*   The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
     As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.
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
June 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
June 30, 2011
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

     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities . This new guidance is not expected to have a material impact on the Partnership’s/Master’s financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Partnership capital decreased 14.6% from $392,442,335 to $335,052,462. This decrease was attributable to redemptions of 12,192.2323 Redeemable Units resulting in an outflow of $49,408,249 and the redemption of 97.1976 General Partner unit equivalents totaling $400,000, coupled with the net loss from operations of $7,982,789, which was partially offset by the subscriptions of 98.0000 Redeemable Units totaling $401,165. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

          For the six months ended June 30, 2011, the Master’s capital decreased 1.4% from $980,369,638 to $967,065,507. This decrease was attributable to the redemption of 11,813.0601 Units of Member Interest totaling $113,503,894 and distribution of interest income to feeder funds totaling $210,599 to the non-managing members of the Master, coupled with the net loss from operations of $5,608,911, which was partially offset by the addition of 10,959.4940 Units of Member Interest totaling $106,019,273. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.
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

          The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
During the Partnership’s second quarter of 2011, the net asset value per unit decreased 3.7% from $4,115.33 to $3,962.85 as compared to a decrease of 2.1% in the second quarter of 2010. The Partnership, for its own account, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2011 of $10,223,131. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, Lumber, Corn and Softs and were partially offset by gains in IPE Brent Crude Oil, NYMEX Crude Oil and IPE Gas Oil. The Partnership, for its own account, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2010 of $4,840,986. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Natural Gas and IPE Brent Crude Oil and were partially offset by gains in NYMEX Energy Swaps, NYMEX Heating Oil, Unleaded Gasoline, IPE Gas Oil and Lumber.
The Partnership generated modest gains in April from long futures and options positions in WTI crude as increased volatility due to the contagion in the Middle East helped to generate gains. Further gains were recorded during the month trading throughout the term structure in the natural gas complex as prices continued to move sideways coming out of the winter season. Losses in long futures and options positions in Brent crude oil were the main detractors to performance during April, as well as RBOB gasoline positions. May saw sharp price reversals in the crude oil markets and losses for the month were largely driven by the retrenchment in the refined products complex. Long futures positions in RBOB gasoline, gasoil and heating oil all experienced losses during May, resulting in the majority of the losses for the second quarter. Further losses in May resulted from long futures and options positions in WTI crude oil as prices plummeted in the early part of the month and were unable to get back to their previous highs. On the positive side during May, Brent crude oil positions generated the largest gains for the month as spread trading and directional futures and options positions were able to profit despite the significant decline in prices. During the last month of the quarter, natural gas positions were the main detractors to performance as the front-end of the curve continued to move in a sideways manner, given the increased uncertainty in the weather throughout the United States. Further losses for June came from long futures positions in RBOB gasoline and gasoil as these refined products continued to trade lower given a bleaker domestic demand outlook. Gains in the crude oil complex helped to generate positive returns for the month as prices moved in favor of the Partnership’s positions despite concerns regarding global demand and the Greek debt crisis.
During the six months ended June 30, 2011, the net asset value per unit decreased 2.3% from $4,056.68 to $3,962.85 as compared to a decrease of 6.0% in the same period of 2010. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2011 of $642,911. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, Lumber, Corn and Softs and were partially offset by gains in IPE Brent Crude Oil, NYMEX Crude Oil and IPE Gas Oil. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2010 of $19,211,412. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, NYMEX Natural Gas, IPE Brent Crude Oil, IPE Gas Oil and were partially offset by gains in NYMEX Energy Swaps, NYMEX Heating Oil, Unleaded Gasoline and Lumber.
During the first quarter, long positions in WTI crude oil were the largest positive contributor to performance as prices rallied given the tsunami and earthquake in Japan, as well as the contagion in the Middle East. Long futures positions in heating oil also generated solid gains in January and February as a colder-than-expected winter throughout the United States helped to generate profits. Modest gains were generated in natural gas positions during January and February as prices remained volatile given the severe cold throughout the United States, particularly on the West Coast. Losses in natural gas during March were modest and largely driven by price appreciation in the front-end of the curve as short futures positions detracted from performance. Trading in WTI crude oil and Brent crude oil were positive contributors to performance during the second quarter as increased price volatility benefited long option positions for the Partnership. Refined products, specifically RBOB gasoline, gasoil, and heating oil saw significant price declines during May and June as fears of weaker global demand for refined products, concerns over the Eurozone’s burgeoning debt crisis, and a slowing U.S. economy generated losses for the Partnership. Despite the losses in refined products, natural gas positions made modest gains in April and May as prices continued to trade in a directionless manner given the continued volatility in the weather coming out of the winter and into spring. However, June saw more sharp moves in natural gas prices as demand for the commodity was expected to increase given the abnormally warm temperatures throughout the United States, thus resulting in losing positions.
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
Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions and fees for the three and six months ended June 30, 2011 decreased by $718,946 and $1,577,346, respectively, as compared to the corresponding periods in 2010. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and six months ended June 30, 2011 decreased by $74,017 and $49,100, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates for the Partnership during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $513,902 and $971,320, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to a decrease in average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and six months ended June 30, 2011 decreased by $128,476 and $242,831, respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to a decrease in average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and six months ended June 30, 2011 and 2010. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in their earnings and cash balances. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Master’s open contracts and the liquidity of the markets in which the Master trades.

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

     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2011 and December 31, 2010, and the highest, lowest and average value during the three months ended June 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of June 30, 2011, the Master’s total capitalization was $967,065,507 and the Partnership owned approximately 36.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2011 was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$50,494,592	5.22%	$94,389,860	$50,494,592	$62,238,685
Lumber	29,000	0.01%	108,000	29,000	49,267
Softs	402,900	0.04%	402,900	108,000	402,900

Total	$50,926,492	5.27%

*	Average monthly Values at Risk
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

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2011 there were no additional subscriptions by limited partners.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units
	(a) Total Number	(b) Average	Purchased as Part	that May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2011 — April 30, 2011	1,262.1877	$4,116.12	N/A	N/A
May 1, 2011 — May 31, 2011	1,846.3703	$3,957.62	N/A	N/A
June 1, 2011 — June 30, 2011	2,752.3723	$3,962.85	N/A	N/A
	5,860.9303	$3,994.21	N/A	N/A

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6.	Exhibits
3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 21, 2002 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).
3.2	Third Amended and Restated Limited Partnership Agreement, dated May 19, 2010 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2010 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Master and Salomon Smith Barney Inc., dated August 23, 2001 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(b)	Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3	Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement for 2010, dated June 1, 2010 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.4	Amended and Restated Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC, and CGM, dated November 11, 2009 (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	— Section 1350 Certification (Certification of President and Director)

32.2	— Section 1350 Certification (Certification of Chief Financial Officer and Director)

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA CAPITAL ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Walter Davis

Walter Davis President and Director

Date:	August 15, 2011

By:	/s/ Jennifer Magro

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date:	August 15, 2011