Form 10-Q
period 2011-09-30
AAA CAPITAL ENERGY FUND L.P. II
filed 2011-11-14
CIK 1227268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes       No X

As of October 31, 2011, 79,479.2342 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of AAA Master Fund LLC (unaudited)	5 – 18

Item 2.	Management ’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II - Other Information		24 – 27

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

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$331,915,064	$409,326,894
Cash	414,598	339,975

Total assets	$332,329,662	$409,666,869

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,390,876	$1,942,511
Management fees	551,054	679,115
Administrative fees	137,763	169,779
Other	306,647	255,364
Redemptions payable	3,959,498	14,177,765

Total liabilities	6,345,838	17,224,534

Partners’ Capital:
General Partner, 966.9309 and 1,064.1285 unit equivalents outstanding at September 30, 2011 and December 31, 2010, respectively	3,879,646	4,316,829
Special Limited Partner, 464.0795 Redeemable Units outstanding at September 30, 2011 and December 31, 2010	1,862,040	1,882,622
Limited Partners, 79,814.4943 and 95,211.6367 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	320,242,138	386,242,884

Total partners’ capital	325,983,824	392,442,335

Total liabilities and partners’ capital	$332,329,662	$409,666,869

Net asset value per unit	$4,012.33	$4,056.68

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment income:
Interest income allocated from Master	$8,283	$83,765	$84,530	$209,112

Expenses:
Expenses allocated from Master	224,052	348,885	834,335	1,277,761
Brokerage commissions	906,159	1,232,775	2,839,780	4,743,742
Management fees	1,677,225	2,227,883	5,410,193	6,932,171
Administrative fees	419,305	556,971	1,352,547	1,733,044
Other	12,705	60,468	218,716	299,468

Total expenses	3,239,446	4,426,982	10,655,571	14,986,186

Net investment income (loss)	(3,231,163)	(4,343,217)	(10,571,041)	(14,777,074)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	8,762,726	6,263,381	(14,488,020)	(14,525,967)
Change in net unrealized gains (losses) on open contracts allocated from Master	(1,365,283)	(2,118,962)	21,242,552	(541,026)

Total trading results allocated from Master	7,397,443	4,144,419	6,754,532	(15,066,993)

Net income (loss)	4,166,280	(198,798)	(3,816,509)	(29,844,067)

Subscriptions — Limited Partners	0	0	401,165	13,668,000
Redemptions — Limited Partners	(13,234,918)	(9,710,528)	(62,643,167)	(34,684,590)
Redemptions — General Partner	0	(225,000)	(400,000)	(874,993)

Net increase (decrease) in Partners’ Capital	(9,068,638)	(10,134,326)	(66,458,511)	(51,735,650)
Partners’ Capital, beginning of period	335,052,462	445,359,169	392,442,335	486,960,493

Partners’ Capital, end of period	$325,983,824	$435,224,843	$325,983,824	$435,224,843

Net asset value per unit (81,245.5047 and 105,167.4236 units outstanding at September 30, 2011 and 2010, respectively)	$4,012.33	$4,138.40	$4,012.33	$4,138.40

Net income (loss) per unit *	$49.48	$(2.38)	$(44.35)	$(268.78)

Weighted average units outstanding	83,544.2007	106,696.9331	88,991.6096	109,173.5657

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)

1.	General:

AAA Capital Energy Fund L.P. II (the “Partnership”) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options, commodity futures contracts on U.S. exchanges and certain foreign exchanges and forward contracts. The Partnership, through its investment in the Master (defined below), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy–related products. The Partnership was authorized to sell up to 150,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. During the initial offering period (May 31, 2002 through July 1, 2002), the Partnership sold 93,975 Redeemable Units. The Partnership commenced trading on July 1, 2002. The Partnership privately and continuously offers up to 350,000 Redeemable Units. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC (“CMF”) a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of September 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2011.

As of September 30, 2011, the Partnership owned approximately 35.1% of the Master. As of December 31, 2010, the Partnership owned approximately 41.4% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.
        The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2011 and 2010 are presented below:

AAA Master Fund LLC
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2011	2010

Assets:
Equity in trading account:
Cash	$693,127,470	$786,204,916
Cash margin	59,363,764	84,669,985
Options purchased, at fair value (cost $493,938,936 and $561,437,849, respectively)	429,852,506	363,802,239

Total assets	$1,182,343,740	$1,234,677,140

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$76,333,930	$6,571,110
Options premium received, at fair value (premium $268,534,703 and $354,410,825, respectively)	161,034,970	239,504,355
Accrued expenses:
Professional fees	380,512	290,824
Redemptions payable	0	7,941,213

Total liabilities	237,749,412	254,307,502

Members’ Capital:
Members’ Capital, 97,881.6157 and 103,223.2146 units outstanding at September 30, 2011 and December 31, 2010, respectively	944,594,328	980,369,638

Total liabilities and members’ capital	$1,182,343,740	$1,234,677,140

Net asset value per unit	$9,650.38	$9,497.57

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)

AAA Master Fund LLC
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
NYMEX HH Natural Gas Nov 11 - Aug 15	9,620	$(78,767,521)	(8.34)%
NYMEX LT Crude Oil Dec 11 - Dec 16	7,747	(60,091,330)	(6.36)
Other	24,720	(148,404,918)	(15.71)
Grains	81	(466,775)	(0.05)
Lumber	67	(125,590)	(0.01)
Softs	243	(1,870,500)	(0.20)

Total futures and exchange-cleared swap contracts purchased		(289,726,634)	(30.67)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Nov 11 - Dec 14	13,761	69,609,870	7.37
NYMEX LT Crude Oil Nov 11 - June 13	7,077	60,414,586	6.40
Other	16,087	83,234,094	8.81
Lumber	22	134,154	0.01

Total futures and exchange-cleared swap contracts sold		213,392,704	22.59

Options Purchased
Energy
Call
NYMEX LT Crude Oil Nov 11 - Dec 14	12,301	48,730,190	5.16
Other	10,746	15,485,341	1.64

Call options purchased		64,215,531	6.80

Put
NYMEX Crude Oil E Dec 11 - Dec 16	7,040	62,702,310	6.64
NYMEX LT Crude Oil Dec 11 - Dec 14	15,623	200,186,350	21.19
NYMEX Natural Gas E Nov 11 - Oct 12	4,652	70,613,407	7.48
Other	4,369	31,541,345	3.34
Grains	90	593,563	0.06

Put options purchased		365,636,975	38.71

Total options purchased		429,852,506	45.51

Options Premium Received
Energy
Call
Other	31,106	(11,228,683)	(1.19)
Grains	254	(96,044)	(0.01)

Call options premium received		(11,324,727)	(1.20)

Put
NYMEX LT Crude Oil Nov 11 - Dec 13	11,118	(79,288,910)	(8.39)
Other	13,541	(70,246,533)	(7.44)
Grains	64	(174,800)	(0.02)

Put options premium received		(149,710,243)	(15.85)

Total options premium received		(161,034,970)	(17.05)

Net fair value		$192,483,606	20.38%

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
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

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)

AAA Master Fund LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment income:
Interest income	$25,879	$207,252	$236,478	$516,422

Expenses:
Clearing fees	504,922	618,341	1,751,867	2,404,508
Professional fees	129,784	185,424	482,612	540,073

Total expenses	634,706	803,765	2,234,479	2,944,581

Net investment income (loss)	(608,827)	(596,513)	(1,998,001)	(2,428,159)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	24,740,487	14,465,672	(39,673,549)	(36,308,875)
Change in net unrealized gains (losses) on open contracts	(3,814,676)	(4,975,687)	56,379,623	1,799,890

Total trading results	20,925,811	9,489,985	16,706,074	(34,508,985)

Net income (loss)	20,316,984	8,893,472	14,708,073	(36,937,144)
Subscriptions	34,613	193,888	106,053,886	15,805,022
Redemptions	(42,796,897)	(24,709,949)	(156,300,791)	(186,113,873)
Distribution of interest income to feeder funds	(25,879)	(207,252)	(236,478)	(516,422)

Net increase (decrease) in Members’ Capital	(22,471,179)	(15,829,841)	(35,775,310)	(207,762,417)
Members’ Capital, beginning of period	967,065,507	1,037,262,616	980,369,638	1,229,195,192

Members’ Capital, end of period	$944,594,328	$1,021,432,775	$944,594,328	$1,021,432,775

Net asset value per unit (97,881.6157 and 106,317.8812 units outstanding in September 30, 2011 and 2010, respectively)	$9,650.38	$9,607.35	$9,650.38	$9,607.35

Net income (loss) per unit*	$203.84	$81.89	$155.14	$(323.98)

Weighted average units outstanding	100,759.3411	107,869.1608	103,060.4574	112,710.7115

*	Based on change in net asset value per unit.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$75.17	$24.26	$35.10	$(186.46)
Interest income	0.10	0.78	0.92	1.91
Expenses and allocation to Special Limited Partner**	(25.79)	(27.42)	(80.37)	(84.23)

Increase (decrease) for the period	49.48	(2.38)	(44.35)	(268.78)
Net asset value per unit, beginning of period	3,962.85	4,140.78	4,056.68	4,407.18

Net asset value per unit, end of period	$4,012.33	$4,138.40	$4,012.33	$4,138.40

*	Includes brokerage commissions and clearing fees allocated from the Master.

**	Excludes brokerage commissions and clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three and nine months ended September 30, 2011 and 2010 if any.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(3.9)%	(3.9)%	(4.0)%	(4.3)%

Operating expenses	3.9%	4.0%	4.0%	4.4%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and allocation to Special Limited Partner	3.9%	4.0%	4.0%	4.4%

Total return:
Total return before allocation to Special Limited Partner	1.2%	(0.1)%	(1.1)%	(6.1)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	1.2%	(0.1)%	(1.1)%	(6.1)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$204.88	$81.69	$157.56	$(323.82)
Interest income	0.26	1.93	2.33	4.72
Expenses **	(1.30)	(1.73)	(4.75)	(4.88)

Increase (decrease) for the period	203.84	81.89	155.14	(323.98)
Distribution of interest income to feeder funds	(0.26)	(1.93)	(2.33)	(4.72)
Net asset value per unit, beginning of period	9,446.80	9,527.39	9,497.57	9,936.05

Net asset value per unit, end of period	$9,650.38	$9,607.35	$9,650.38	$9,607.35

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.3)%	(0.2)%	(0.3)%	(0.3)%

Operating expenses	0.3%	0.3%	0.3%	0.4%

Total return	2.2%	0.9%	1.6%	(3.3)%

***	Annualized.

****	Interest income less total expenses.
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
September 30, 2011
(Unaudited)

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.
All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended September 30, 2011 and 2010 were 84,370 and 130,493, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the nine months ended September 30, 2011 and 2010 were 88,598 and 136,688, respectively. The monthly average number of options contracts traded during the three months ended September 30, 2011 and 2010 were 104,178 and 198,507, respectively. The monthly average number of options contracts traded during the nine months ended September 30, 2011 and 2010 were 111,131 and 192,390 respectively.
The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swaps and options contracts as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

September 30, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$218,019,111
Lumber	134,154
Softs	100,514

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$218,253,779

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(292,024,330)
Grains	(466,775)
Lumber	(125,590)
Softs	(1,971,014)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(294,587,709)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(76,333,930) *

Assets
Options Purchased
Energy	$429,258,943
Grains	593,563

Total options purchased	$429,852,506 **

Liabilities
Options Premium Received
Energy	$(160,764,126)
Grains	(270,844)

Total options premium received	$(161,034,970) ***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
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
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Sector	Gain(loss) from trading		Gain(loss) from trading		Gain(loss) from trading		Gain(loss) from trading
Currencies	$—		$(1,854,840)		$—		$(1,854,840)
Energy	20,967,573		11,328,885		17,629,437		(32,677,275)
Grains	207,501		—		172,626		—
Lumber	395,146		15,940		397,250		23,130
Softs	(644,409)		—		(1,493,239)		—

Total	$20,925,811	****	$9,489,985	****	$16,706,074	****	$(34,508,985)	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
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

The Partnership values its investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2011	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$331,915,064	$—	$331,915,064	$—

Net fair value	$331,915,064	$—	$331,915,064	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$409,326,894	$—	$409,326,894	$—

Net fair value	$409,326,894	$—	$409,326,894	$—

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
September 30, 2011
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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for		Significant
		Identical Assets	Significant Other Observable	Unobservable
	9/30/2011	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$218,253,779	$218,253,779	$—	$—
Options purchased	429,852,506	429,852,506	—	—

Total assets	648,106,285	648,106,285	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$294,587,709	$294,587,709	$—	$—
Options premium received	161,034,970	161,034,970	—	—

Total liabilites	455,622,679	455,622,679	—	—

Net fair value	$192,483,606	$192,483,606	$—	$—

		Quoted Prices in
		Active Markets for		Significant
		Identical Assets	Significant Other Observable	Unobservable
	12/31/2010*	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Futures and Exchange-Cleared Swaps	$253,518,419	$253,518,419	$—	$—
Options purchased	363,802,239	363,802,239	—	—

Total assets	617,320,658	617,320,658	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$260,089,529	$260,089,529	$—	$—
Options premium received	239,504,355	239,504,355	—	—

Total liabilities	499,593,884	499,593,884	—	—

Net fair value	$117,726,774	$117,726,774	$—	$—

*   The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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
September 30, 2011
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
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

AAA Capital Energy Fund L.P. II
Notes to Financial Statements
September 30, 2011
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
     The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities . This new guidance is not expected to have a material impact on the Partnership’s/Master’s financial statements.
      In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Partnership capital decreased 16.9% from $392,442,335 to $325,983,824. This decrease was attributable to redemptions of 15,495.1424 Redeemable Units resulting in an outflow of $62,643,167 and the redemption of 97.1976 General Partner unit equivalents totaling $400,000, coupled with the net loss from operations of $3,816,509, which was partially offset by the subscriptions of 98.0000 Redeemable Units totaling $401,165. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

          For the nine months ended September 30, 2011, the Master’s capital decreased 3.6% from $980,369,638 to $944,594,328. This decrease was attributable to the redemption of 16,304.7157 Units of Member Interest totaling $156,300,791 and distribution of interest income to feeder funds totaling $236,478 to the non-managing members of the Master, which was partially offset by the addition of 10,963.1168 Units of Member Interest totaling $106,053,886, coupled with the net income from operations of $14,708,073. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.
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

Results of Operations
During the Partnership’s third quarter of 2011, the net asset value per unit increased 1.2% from $3,962.85 to $4,012.33 as compared to a decrease of 0.1% in the same period of 2010. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2011 of $7,397,443. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Heating Oil, NYMEX Crude Oil, IPE Gas Oil, Brent Crude Oil, Lumber and Corn and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas and Softs. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2010 of $4,144,419. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Heating Oil, NYMEX Gasoline, NYMEX Natural Gas, IPE Gas Oil, Brent Crude Oil and Lumber and were partially offset by losses in NYMEX Energy Swaps and NYMEX Crude Oil.
The Partnership profited in July and September from long futures and options positions in WTI crude oil as increased volatility due to the on-going political contagion in the Middle East and the uncertainty regarding the U.S. debt ceiling helped to generate gains. Further gains were recorded during August and September as short futures positions in Brent crude oil profited as weaker global demand and concerns over Greece were experienced. The Partnership also recorded profits from long futures positions in gas oil and heating oil as demand for these refined products increased during August pushing prices higher. Lastly, corn futures and options positions also profited for the Partnership despite volatility in corn prices. A portion of these profits was offset by losses in natural gas futures and options positions throughout the natural gas curve during July and September. Further losses were incurred from long futures positions in RBOB gasoline as prices declined in September given weaker domestic demand heading into the winter. Lastly, losses from futures positions in ethanol were incurred by the Partnership during the quarter.
During the nine months ended September 30, 2011, the net asset value per unit decreased 1.1% from $4,056.68 to $4,012.33 as compared to a decrease of 6.1% in the same period of 2010. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2011 of $6,754,532. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Heating Oil, Brent Crude Oil, Lumber and Corn and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas, IPE Gas Oil and Softs. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2010 of $15,066,993. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Gasoline, IPE Gas Oil and Brent Crude Oil and were partially offset by gains in NYMEX Energy Swaps, NYMEX Heating Oil, NYMEX Natural Gas, Unleaded Gasoline, and Lumber.
The largest losses were incurred from long futures positions in RBOB gasoline as prices declined given weaker domestic demand in May and September. Further losses were incurred from futures and options positions in natural gas in June, August, and September as a seasonably warm summer created volatility in this market. Lastly, losses were incurred from long futures positions in gasoil as concerns over domestic consumption occurred in May, thus forcing prices lower. A portion of these losses was offset by gains recorded during the first quarter from long futures and options positions in WTI crude oil. Gains recorded in WTI crude oil futures and options were the largest positive contributor to performance as prices rallied in March given the tsunami and earthquake in Japan, as well as the spreading political stability in the Middle East. Short futures positions in Brent crude oil also profited as prices retrenched during August and September given concerns about weakening global demand. Long futures positions in heating oil also generated gains for the Partnership in January and February as a colder-than-expected winter throughout the United States helped to push prices higher. Further gains in heating oil were also recorded in August. Lastly, modest gains were made in corn futures and options as spread trading throughout the corn curve profited the Partnership in September.
Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Partnership (and the Master) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master) expects to increase capital through operations.
Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions and fees for the three and nine months ended September 30, 2011 decreased by $326,616 and $1,903,962, respectively, as compared to the corresponding periods in 2010. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2011 decreased by $75,482 and $124,582, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates for the Partnership during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which the Partnership, the Master and CGM have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2011 decreased by $550,658 and $1,521,978, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2011 decreased by $137,666 and $380,497, respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to a decrease in average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2011 and 2010. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average value during the three months ended September 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of September 30, 2011, the Master’s total capitalization was $944,594,328 and the Partnership owned approximately 35.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2011 was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$66,869,289	7.08%	$70,499,917	$46,927,837	$65,683,069
Grains	135,214	0.01	254,707	61,250	122,947
Lumber	89,500	0.01	156,000	11,000	88,333
Softs	634,837	0.07	1,625,000	330,000	899,529

Total	$67,728,840	7.17%

*	Average monthly Values at Risk.
     As of December 31, 2010, the Master’s total capitalization was $980,369,638 and the Partnership owned approximately 41.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$51,518,525	5.26%	$143,609,109	$51,518,525	$94,568,057
Lumber	93,600	0.01	126,800	22,200	57,792

Total	$51,612,125	5.27%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2011 there were no additional subscriptions by limited partners.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units
	(a) Total Number	(b) Average	Purchased as Part	that May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2011 — July 31, 2011	696.5648	$4,002.44	N/A	N/A
August 1, 2011 — August 31, 2011	1,619.5128	$4,005.81	N/A	N/A
September 1, 2011 — September 30, 2011	986.8325	$4,012.33	N/A	N/A
	3,302.9101	$4,007.05	N/A	N/A

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6.	Exhibits
3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 21, 2002 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).
3.2	Third Amended and Restated Limited Partnership Agreement, dated May 19, 2010 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2010 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Master and Salomon Smith Barney Inc., dated August 23, 2001 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(b)	Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3	Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Letter from the General Partner extending Advisor Agreement for 2010, dated June 1, 2010 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.4	Amended and Restated Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC, and CGM, dated November 11, 2009 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1	— Section 1350 Certification (Certification of President and Director)

32.2	— Section 1350 Certification (Certification of Chief Financial Officer)

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA CAPITAL ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Walter Davis

Walter Davis President and Director

Date:	November 14, 2011

By:	/s/ Brian Centner

Brian Centner Chief Financial Officer (Principal Accounting Officer)

Date:	November 14, 2011