Form 10-K
period 2011-12-31
AAA CAPITAL ENERGY FUND L.P. II
filed 2012-03-30
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑.

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

Yes ☐ No ☑

Limited Partnership Redeemable Units with an aggregate value of $331,220,660 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2012, 83,029.2587 Limited Partnership Redeemable Units were outstanding.

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

A total of 150,000 redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) have been offered to the public. During the initial offering period (May 31, 2002 through July 1, 2002) the Partnership sold 93,975 Redeemable Units. The Partnership commenced trading on July 1, 2002. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership privately and continuously offers Redeemable Units. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 18 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

On July 1, 2002, the Partnership allocated substantially all of its capital to the AAA Master Fund LLC, a New York limited liability company (the “Master”). The Partnership purchased 64,945.0387 units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program-Futures and Swaps, the Advisor’s proprietary, discretionary trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 7 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member (“Managing Member”) is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products, grains, indices, lumber and softs. In addition, the Master may enter into swap contracts or trade in energy-related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

For the period January 1, 2011 through December 31, 2011, the approximate average market sector allocation for the Partnership was 97.7% energy, 0.1% grains, 0.2% indices and 2% softs.

As of December 31, 2011 and 2010, the Partnership owned approximately 36.1% and 41.4%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its capital in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor who will make all commodity trading decisions for the Partnership. The Advisor is not responsible for the organization or operation of the Partnership. The Partnership will pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement continues in effect until June 30 of each year end and is renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to the Advisor. The Management Agreement may be terminated upon notice by either party.

In addition, the Advisor is a Special Limited Partner of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter and issued as Special Limited Partner Units.

The Partnership entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership pay CGM brokerage commissions at $18 per round turn for futures, $5 per round turn for swap transactions and $9 per side for options. The brokerage commissions were inclusive of applicable floor brokerage fees. All exchange, clearing, user, give-up, and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Partnership through its investment in the Master. The Partnership pays CGM brokerage commissions at the above rates based on its proportional share of the Master’s trades. The brokerage commissions may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage commissions to other properly registered selling agents and to financial advisors who have sold Redeemable Units in the Partnership. The Partnership’s assets, not held in the Master’s account at CGM, are held in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forwards contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 are set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2011, was $346,438,430.

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

An investor may lose all of its investment.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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

CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2011, was 1,726.

(c)	Dividends. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2011, there were additional subscriptions of 5,793.6422 Redeemable Units totaling $23,486,443. For the twelve months ended December 31, 2010, there were additional subscriptions of 3,105.2445 Redeemable Units totaling $13,668,000. For the twelve months ended December 31, 2009, there were additional subscriptions of 5,150.1739 Redeemable Units totaling $22,864,876 and an allocation of 1,929.0046 Redeemable Units of Special Limited Partner Interest totaling an allocation of $8,428,390. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1933, as amended, and Section 506 of Regulation D promulagated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	812.4356	$4,042.67	N/A	N/A
November 1, 2011 — November 30, 2011	2,146.6659	$4,057.68	N/A	N/A
December 1, 2011 — December 31, 2011	1,032.4804	$4,176.49	N/A	N/A
	3,991.5819	$4,085.36	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6.  Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions (including clearing fees) of $3,727,700, $5,720,555, $5,628,251, $7,235,699 and $5,665,061, respectively	$18,742,744	$(26,754,756)	$53,395,016	$230,107,706	$51,331,911
Interest income allocated from Master	85,700	288,147	243,073	2,157,650	12,771,202

	$18,828,444	$(26,466,609)	$53,638,089	$232,265,356	$64,103,113

Net income (loss) before allocation to Special Limited Partner	$9,859,855	$(38,087,220)	$40,448,048	$219,655,375	$51,858,298

Allocation to Special Limited Partner	—	—	(8,428,390)	(43,509,814)	(8,058,018)

Net income (loss) after allocation to Special Limited Partner	$9,859,855	$(38,087,220)	$32,019,658	$176,145,561	$43,800,280

Increase (decrease) in net asset value per unit	$119.81	$(350.50)	$261.29	$1,293.05	$255.33

Net asset value per unit	$4,176.49	$4,056.68	$4,407.18	$4,145.89	$2,852.84

Total assets	$352,863,282	$409,666,869	$496,007,001	$544,053,175	$456,053,107

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master, seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests, including commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and swaps. The Partnership, through its investment in the Master, intends to trade only energy and energy-related products, grains, indices, lumber and softs as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products), traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind. The Partnership has invested substantially all of its capital in the Master. The Advisor is authorized to trade forward contracts on behalf of the Partnership and the Master but does not currently intend to do so (certain swaps that the Advisor trades are, however, the substantial economic equivalent of forward contracts).

The General Partner/Managing Member manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner/Managing Member include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner/Managing Member prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. The Master’s only assets are its equity in trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options and swaps, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

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

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 6.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

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

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The General Partner/managing member monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures, forwards, options and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

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

For the year ended December 31, 2011, there were additional subscriptions of 5,793.6422 Redeemable Units totaling $23,486,443. For the year ended December 31, 2010, there were additional subscriptions of 3,105.2445 Redeemable Units totaling $13,668,000. For the year ended December 31, 2009, there were additional sales of 5,150.1739 Redeemable Units totaling $22,864,876 and an allocation of 1,929.0046 Redeemable Units of Special Limited Partner Interest totaling an allocation of $8,428,390.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 19,486.7243 Redeemable Units were redeemed totaling $78,950,203 and 97.1976 General Partner unit equivalents totaling $400,000. For the year ended December 31, 2010, 16,650.4945 Redeemable Units were redeemed totaling $69,223,945 and 207.5056 General Partner unit equivalents totaling $874,993. For the year ended December 31, 2009, 14,519.4413 Redeemable Units were redeemed totaling $63,539,760, 5,735.4778 Redeemable Units of Special Limited Partnership Interest totaling $25,261,552 and 780.0060 General Partner unit equivalents totaling $3,499,771 were redeemed.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit increased 3.0% from $4,056.68 to $4,176.49. For the year ended December 31, 2010, the net asset value per unit decreased 8.0% from $4,407.18 to $4,056.68. For the year ended December 31, 2009, the net asset value per unit increased 6.3% from $4,145.89 to $4,407.18.

The Partnership, through its investment in the Master, experienced a net trading gain of $23,558,533 before brokerage commissions and related fees for the year ended December 31, 2011. Gains were primarily attributable to the trading of commodity futures in Brent Crude Oil, NYMEX Crude Oil, IPE Gas Oil and Lumber and were partially offset by losses in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, Corn, Softs and Indices. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 18 under “Item 8. Financial Statements and Supplementary Data.”

The most significant gains in 2011 were recorded from short futures positions in Brent Crude Oil during December as increased volatility in the beginning of the month due to concerns about the Eurozone saw Brent prices fall intra-month to $102.46 a barrel, thus benefiting the Partnership’s net short positions. Further gains were recorded from long futures and options positions in WTI crude oil during December as prices rallied significantly during the latter half of the month as concerns over lower supplies outweighed lower domestic demand, thus pushing prices higher. Further gains were recorded in July and September from long futures and options positions in WTI crude oil as increased volatility due to the on-going political contagion in the Middle East and the uncertainty regarding the U.S. debt ceiling helped to generate gains. The Partnership also recorded gains during August and September as short futures positions in Brent crude oil profited as weaker global demand and concerns regarding the Greek debt crisis pushed prices lower. Gains were also recorded in WTI crude oil futures and options during March as prices rallied given the tsunami earthquake and subsequent nuclear power plant disaster in Japan, as well as the spreading political instability in the Middle East. The Partnership also recorded profits from long futures positions in heating oil during January and February as a colder-than-expected winter throughout the United States helped to push prices higher. Further gains were recorded from long futures positions in heating oil during August as increased demand for refined products helped push prices higher. A portion of the Partnership’s gains for the year was offset by losses in RBOB gasoline and gasoil futures and options. The largest losses were incurred from long futures positions in RBOB gasoline as prices declined in May due to weaker domestic demand, thus negatively impact the Partnership’s positions. Further losses were incurred from long futures positions in RBOB gasoline during September as prices declined amid weaker domestic demand heading into the winter. Lastly, losses were incurred from long futures positions in gasoil as concerns over weakening domestic consumption occurred in May, thus forcing prices lower.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and twelve months ended December 31, 2011 decreased by $77,865 and $202,447, respectively as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity for the Partnership during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership increases the net asset value of the Partnership.

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions for the three and twelve months ended December 31, 2011 decreased by $88,893 and $1,992,855, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage commissions is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2011 decreased by $418,022 and $1,940,000, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2011 decreased by $104,506 and $485,003, respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and twelve months ended December 31, 2011 and 2010. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $18,537 and $297,231, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $73,542 and $21,867, respectively.

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

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time. The advisor’s trading program is described in the “Overview” section of this Item 7.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Master is subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2011.

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

Accounting principles generally accepted in the United States of America (“GAAP”) also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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

The risk to the limited partners that have purchased Redeemable Units in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

In the case of market sensitive instruments which are not exchange-traded, the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Master’s futures and forward positions does not have any optionality component. However, the Advisor does trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in the market risk sensitive instruments. The following tables indicates the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2011 and 2010, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2011, the Master’s total capitalization was $976,510,592 and the Partnership owned approximately 36.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2011 was as follows:

	December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$55,102,501	5.64%	$94,389,860	$26,234,892	$59,052,953
Grains	296,485	0.03	301,619	53,188	150,902
Indices	1,456,343	0.15	2,900,159	17,268	1,177,895
Lumber	41,000	0.01	156,000	1,600	50,692
Softs	2,042,500	0.21	2,261,000	108,000	1,188,141

Total	$58,938,829	6.04%

*	Annual average month-end Values at Risk

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Master as of December 31, 2011, by market sector.

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

Grains. The Master’s commodities exposure is to agricultural price movements in corn which are often directly affected by severe or unexpected weather conditions.

Indices. The Master’s equity exposure is to equity price risk in the CME S&P Index.

Softs. The Master’s commodities exposure is to agricultural price movements in ethanol and lumber which are often directly affected by severe or unexpected weather conditions.

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

Item 8. Financial Statements and Supplementary Data.

AAA Capital Energy Fund L.P. II

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010 and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009; and Notes to Financial Statements.

To the Limited Partners of

AAA Capital Energy Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director Ceres Managed Futures LLC General Partner, AAA Capital Energy Fund L.P. II

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

Management’s Report on Internal Control Over

Financial Reporting

The management of AAA Capital Energy Fund L.P. II (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of AAA Capital Energy Fund L.P. II has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, AAA Capital Energy Fund L.P. II	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, AAA Capital Energy Fund L.P. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

AAA Capital Energy Fund L.P. II:

We have audited the accompanying statements of financial condition of AAA Capital Energy Fund L.P. II (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Capital Energy Fund L.P. II. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

AAA Capital Energy Fund L.P. II

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Master, at fair value (Note 1)	$352,633,984	$409,326,894
Cash (Note 3c)	229,298	339,975

Total assets	$352,863,282	$409,666,869

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$1,253,476	$1,942,511
Management fees (Note 3b)	585,805	679,115
Administrative fees (Note 3a)	146,451	169,779
Professional fees	101,505	231,083
Other	25,471	24,281
Redemptions payable (Note 5)	4,312,144	14,177,765

Total liabilities	6,424,852	17,224,534

Partners’ Capital (Notes 1 and 5):
General Partner, 966.9309 and 1,064.1285 unit equivalents outstanding at December 31, 2011 and 2010, respectively	4,038,377	4,316,829
Special Limited Partner, 464.0795 Redeemable Units outstanding at December 31, 2011 and 2010	1,938,223	1,882,622
Limited Partners, 81,518.5546 and 95,211.6367 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	340,461,830	386,242,884

Total partners’ capital	346,438,430	392,442,335

Total liabilities and partners’ capital	$352,863,282	$409,666,869

Net asset value per unit	$4,176.49	$4,056.68

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II

Statements of Income and Expenses

for the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment income:
Interest income allocated from Master	$85,700	$288,147	$243,073

Expenses:
Expenses allocated from Master	1,088,089	1,682,165	1,552,281
Brokerage commissions (Note 3c)	3,727,700	5,720,555	5,628,251
Management fees (Note 3b)	7,101,209	9,041,209	10,250,868
Administrative fee (Note 3a)	1,775,301	2,260,304	2,562,719
Professional fees	18,537	297,231	334,322
Other	73,542	21,867	42,132

Total expenses	13,784,378	19,023,331	20,370,573

Net investment income (loss)	(13,698,678)	(18,735,184)	(20,127,500)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(44,913,328)	(26,814,700)	213,550,626
Change in net unrealized gains (losses) on open contracts allocated from Master	68,471,861	7,462,664	(152,975,078)

Total trading results allocated from Master	23,558,533	(19,352,036)	60,575,548

Net income (loss) before allocation to Special Limited Partner	9,859,855	(38,087,220)	40,448,048
Allocation to Special Limited Partner (Note 3b)	—	—	(8,428,390)

Net income (loss) after allocation to Special Limited Partner	$9,859,855	$(38,087,220)	$32,019,658

Net income (loss) per unit (Note 6)*	$119.81	$(350.50)	$261.29

Weighted average units outstanding	87,357.6334	107,508.2175	115,997.0009

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II

Statements of Changes in Partners’ Capital

for the years ended December 31, 2011, 2010 and 2009

	Limited Partners	Special Limited Partner	General Partner	Total
Partners’ Capital at December 31, 2008	$489,737,536	$17,705,242	$8,505,874	$515,948,652
Subscriptions of 5,150.1739 Redeemable Units	22,864,876	—	—	22,864,876
Redemptions of 14,519.4413 Redeemable Units	(63,539,760)	—	—	(63,539,760)
Redemptions of 5,735.4778 Redeemable Units of Special Limited Partnership Interest	—	(25,261,552)	—	(25,261,552)
Redemptions of 780.0060 General Partner unit equivalents	—	—	(3,499,771)	(3,499,771)
Allocation of net income (loss) for the year ended December 31, 2009:
Allocation of 1,929.0046 Redeemable Units of Limited Partnership Interest to the Special Limited Partner (Note 3b)	—	8,428,390	—	8,428,390
Net income (loss)	30,248,239	1,173,202	598,217	32,019,658

Partners’ Capital at December 31, 2009	479,310,891	2,045,282	5,604,320	486,960,493
Subscriptions of 3,105.2445 Redeemable Units	13,668,000	—	—	13,668,000
Redemptions of 16,650.4945 Redeemable Units	(69,223,945)	—	—	(69,223,945)
Redemptions of 207.5056 General Partner unit equivalents	—	—	(874,993)	(874,993)
Allocation of net income (loss) for the year ended December 31, 2010:
Net income (loss)	(37,512,062)	(162,660)	(412,498)	(38,087,220)

Partners’ Capital at December 31, 2010	386,242,884	1,882,622	4,316,829	392,442,335
Subscriptions of 5,793.6422 Redeemable Units	23,486,443	—	—	23,486,443
Redemptions of 19,486.7243 Redeemable Units	(78,950,203)	—	—	(78,950,203)
Redemptions of 97.1976 General Partner unit equivalents	—	—	(400,000)	(400,000)
Allocation of net income (loss) for the year ended December 31, 2011:
Net income (loss)	9,682,706	55,601	121,548	9,859,855

Partners’ Capital at December 31, 2011	$340,461,830	$1,938,223	$4,038,377	$346,438,430

Net asset value per unit:

2009:	$4,407.18

2010:	$4,056.68

2011:	$4,176.49

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

December 31, 2011

1.	Partnership Organization:

AAA Capital Energy Fund L.P. II (the “Partnership”) is a limited partnership which was organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership, through its investment in the Master (defined herein), may trade commodity futures and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk. During the initial offering period, the Partnership sold 93,975 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on July 1, 2002. The Partnership privately and continuously offers Redeemable Units. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC (“CMF”), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“GCM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

On July 1, 2002, the Partnership allocated substantially all of its capital to AAA Master Fund LLC (the “Master”), a New York limited liability company. The Partnership purchased 64,945.0387 units of the Master with a fair value of $94,925,000. The Master was formed in order to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program-Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The Master’s commodity broker is CGM and its managing member is CMF. The Master may trade commodity futures and options contracts of any kind, but trades solely energy, energy-related products, grains, indices, lumber and softs. In addition, the Master may enter into swap contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

The financial statements of the Master, including the Condensed Schedule of Investments, are included elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2011 and 2010, the Partnership owned approximately 36.1% and 41.4%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

December 31, 2011

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

December 31, 2011

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$352,633,984	$—	$352,633,984	$—

Net fair value	$352,633,984	$—	$352,633,984	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$409,326,894	$—	$409,326,894	$—

Net fair value	$409,326,894	$—	$409,326,894	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.

Recent Accounting Pronouncements.    In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

December 31, 2011

a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

g.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

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

December 31, 2011

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

In addition, the Advisor is a Special Limited Partner of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter and issued as Special Limited Partner Units. The Advisor will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement:

The Partnership entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership pay CGM brokerage commissions at $18 per round turn for futures, $5 per round turn for swap transactions and $9 per side for options. The brokerage commissions were inclusive of applicable floor brokerage fees. All exchange, clearing, user, give-up, and National Futures Association fees (collectively the “clearing fees”) are borne by the Master and allocated to the Partnership through its investment in the Master. The Partnership pays CGM brokerage commissions at the above rates based on its proportional share of the Master’s trades. The brokerage commissions may be increased or decreased at any time at CGMs discretion upon written notice of the Partnership. CGM will pay a portion of its brokerage commissions to other properly registered selling agents and to its financial advisors who have sold Redeemable Units. The Partnership’s assets not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. Cash margin requirements are maintained by the Master. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange cleared swaps contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

December 31, 2011

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

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$223.62	$(242.23)	$444.39
Interest income allocated from Master	0.93	2.68	2.08
Expenses and allocation to Special Limited Partner**	(104.74)	(110.95)	(185.18)

Increase (decrease) for the year	119.81	(350.50)	261.29
Net asset value per unit, beginning of year	4,056.68	4,407.18	4,145.89

Net asset value per unit, end of year	$4,176.49	$4,056.68	$4,407.18

*	Includes brokerage commissions and clearing fees allocated from Master.

**	Excludes brokerage commissions, clearing fees allocated from Master and includes allocation to Special Limited Partner.

	2011	2010***	2009***
Ratios to average net assets:
Net investment income (loss)	(3.9)%	(4.2)%	(5.7)%
Allocation to Special Limited Partner	—%	—%	1.7%

Net investment income (loss) before allocation to Special Limited Partner****	(3.9)%	(4.2)%	(4.0)%

Operating expenses	3.9%	4.2%	4.1%
Allocation to Special Limited Partner	—%	—%	1.7%

Total expenses and allocation to Special Limited Partner	3.9%	4.2%	5.8%

Total return:
Total return before allocation to Special Limited Partner	3.0%	(8.0)%	8.1%
Allocation to Special Limited Partner	—%	—%	(1.8)%

Total return after allocation to Special Limited Partner	3.0%	(8.0)%	6.3%

***	The ratios are shown net and gross of allocation to Special Limited Partner to conform to current year presentation.

****	Interest income allocated from Master less total expenses.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

December 31, 2011

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

December 31, 2011

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

The General Partner/managing member monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and exchange cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011

Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$15,663,497	$6,275,515	$(11,260,585)	$8,150,017

Net income (loss) before allocation to Special Limited Partner	$13,676,364	$4,166,280	$(13,602,110)	$5,619,321

Net income (loss) after allocation to Special Limited Partner	$13,676,364	$4,166,280	$(13,602,110)	$5,619,321

Increase (decrease) in net asset value per Redeemable Unit	$164.16	$49.48	$(152.48)	$58.65

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010

Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(5,587,225)	$2,646,524	$(6,680,428)	$(16,845,480)

Net income (loss) before allocation to Special Limited Partner	$(8,243,153)	$(198,798)	$(9,679,345)	$(19,965,924)

Net income (loss) after allocation to Special Limited Partner	$(8,243,153)	$(198,798)	$(9,679,345)	$(19,965,924)

Increase (decrease) in net asset value per Redeemable Unit	$(81.72)	$(2.38)	$(89.90)	$(176.50)

To the Members of

AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director Ceres Managed Futures LLC Managing Member, AAA Master Fund LLC

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of AAA Master Fund LLC (the “Company”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in members’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Master Fund LLC as of December 31, 2011 and 2010, and the results of its operations and its changes in members’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

AAA Master Fund LLC

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Equity in trading account:
Cash (Note 3c)	$671,605,055	$786,204,916
Cash margin (Note 3c)	33,580,718	84,669,985
Options purchased, at fair value (cost $394,712,745 and $561,437,849, respectively)	374,133,088	363,802,239

Total assets	$1,079,318,861	$1,234,677,140

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$6,062,595	$6,571,110
Options premium received, at fair value (premium $223,316,821 and $354,410,825, respectively)	96,374,598	239,504,355
Accrued expenses:
Professional fees	371,076	290,824
Redemptions payable	—	7,941,213

Total liabilities	102,808,269	254,307,502

Members’ Capital:
Members’ Capital, 96,401.5933 and 103,223.2146 units outstanding at December 31, 2011 and 2010, respectively	976,510,592	980,369,638

Total liabilities and members’ capital	$1,079,318,861	$1,234,677,140

Net asset value per unit	$10,129.61	$9,497.57

See accompanying notes to financial statements.

AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2011

	Number of Contracts	Fair Value	% of Members’ Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy	31,887	$(119,406,111)	(12.23)%
Indices	60	(5,232)	(0.00)*
Lumber	41	21,365	0.00 *
Softs	430	(815,575)	(0.08)

Total futures and exchange-cleared swap contracts purchased		(120,205,553)	(12.31)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Mar 12 – Dec 14	10,565	79,310,347	8.12
Other	17,763	35,201,407	3.60
Grains	153	(331,229)	(0.03)
Lumber	41	(37,567)	(0.00)*

Total futures and exchange-cleared swap contracts sold		114,142,958	11.69

Options Purchased
Call
Energy
NYMEX LT Crude Oil Feb 12 – Dec 14	9,179	97,782,830	10.01
Other	8,590	38,624,446	3.96
Indices	120	189,600	0.02

Call options purchased		136,596,876	13.99

Put
Energy
NYMEX LT Crude Oil Feb 12 – Dec 14	15,707	105,386,170	10.79
NYMEX Natural Gas E Feb 12 – Jan 13	3,022	84,054,102	8.61
Other	6,764	46,428,317	4.75
Grains	70	300,563	0.03
Indices	1,348	1,367,060	0.14

Put options purchased		237,536,212	24.32

Total options purchased		374,133,088	38.31

Options Premium Received
Call
Energy	25,531	(42,662,618)	(4.37)
Grains	164	(169,713)	(0.01)
Indices	270	(449,100)	(0.05)

Call options premium received		(43,281,431)	(4.43)

Put
Energy	25,561	(53,008,680)	(5.43)
Indices	585	(84,487)	(0.01)

Put options premium received		(53,093,167)	(5.44)

Total options premium received		(96,374,598)	(9.87)

Net fair value		$271,695,895	27.82%

* Due to rounding.

See accompanying notes to financial statements.

AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2010

	Number of Contracts	Fair Value	% of Members’ Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy	49,880	$(76,588,395)	(7.75)%

Total futures and exchange-cleared swap contracts purchased		(76,588,395)	(7.75)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX HH Swap Feb 11 – Dec 14	24,098	119,170,628	12.06
Other	27,946	(49,185,903)	(4.98)
Lumber	72	32,560	0.00 *

Total futures and exchange-cleared swap contracts sold		70,017,285	7.08

Options Purchased
Energy
Call
NYMEX Crude Oil E Jun 11 – Dec 12	3,098	50,475,970	5.11
NYMEX LT Crude Oil Feb 11 – Dec 13	9,371	97,741,150	9.89
Other	17,005	46,219,048	4.67

Call options purchased		194,436,168	19.67

Put
NYMEX Natural Gas E Feb 11 – May 14	17,363	82,281,218	8.33
Other	20,468	87,084,853	8.81

Put options purchased		169,366,071	17.14

Total options purchased		363,802,239	36.81

Options Premium Received
Energy
Call
NYMEX Heating Oil Feb 11 – Jun 11	5,580	(64,361,900)	(6.51)
NYMEX LT Crude Oil Feb 11 – Dec 16	9,485	(62,747,240)	(6.35)
Other	21,649	(52,266,589)	(5.29)

Call options premium received		(179,375,729)	(18.15)

Put
Other	21,624	(60,128,626)	(6.08)

Put options premium received		(60,128,626)	(6.08)

Total options premium received		(239,504,355)	(24.23)

Net fair value		$117,726,774	11.91%

* Due to rounding.

See accompanying notes to financial statements.

AAA Master Fund LLC

Statements of Income and Expenses

for the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income	$240,161	$718,246	$661,850

Expenses:
Clearing fees	2,400,973	3,163,655	3,343,809
Professional fees	548,484	739,340	628,350

Total expenses	2,949,457	3,902,995	3,972,159

Net investment income (loss)	(2,709,296)	(3,184,749)	(3,310,309)

Trading Results:
Net gains (losses) on trading of commodity interest:
Net realized gains (losses) on closed contracts	(125,889,892)	(66,599,159)	550,277,218
Change in net unrealized gains (losses) on open contracts	189,600,221	21,681,514	(395,771,479)

Total trading results	63,710,329	(44,917,645)	154,505,739

Net income (loss)	$61,001,033	$(48,102,394)	$151,195,430

Net income (loss) per unit* (Note 6)	$634.41	$(431.84)	$1,064.36

Weighted average units outstanding	101,822.4505	111,118.5200	139,419.9283

* Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Master Fund LLC

Statements of Changes in Members’ Capital

for the years ended December 31, 2011, 2010 and 2009

Members’ Capital
Members’ Capital at December 31, 2008	$1,338,631,099
Net income (loss)	151,195,430
Subscriptions of 18,789.6645 Units	178,448,063
Redemptions of 45,884.9809 Units	(438,417,550)
Distribution of interest income to feeder funds	(661,850)

Members’ Capital at December 31, 2009	1,229,195,192
Net income (loss)	(48,102,394)
Subscriptions of 3,852.9008 Units	37,495,753
Redemptions of 24,340.2940 Units	(237,500,667)
Distribution of interest income to feeder funds	(718,246)

Members’ Capital at December 31, 2010	980,369,638
Net income (loss)	61,001,033
Subscriptions of 13,555.9786 Units	131,417,847
Redemptions of 20,377.5999 Units	(196,037,765)
Distribution of interest income to feeder funds	(240,161)

Members’ Capital at December 31, 2011	$976,510,592

Net asset value per unit:

2009:	$9,936.05

2010:	$9,497.57

2011:	$10,129.61

See accompanying notes to financial statements.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

1.	General:

AAA Master Fund LLC, (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy, energy related products, grains, indices, lumber and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may sell an unlimited number of units of member interest (“Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the managing member (the “Managing Member”) and commodity pool operator of the Master. The Managing Member is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in of MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Master. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the Managing Member was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Master are made by the Advisor (defined below).

On September 1, 2001 (date Master commenced trading), AAA Capital Energy Fund L.P. (“AAA”) allocated substantially all of its capital and Orion Futures Fund L.P. (“Orion”) allocated a portion of its capital to the Master. The partnerships purchased 133,712.5867 Units with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, AAA Capital Energy Fund L.P. II (“AAA II”) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with cash equal to $94,925,000. On October 1, 2005, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with cash equal to $50,000,000. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with cash equal to $7,000,000. On July 1, 2006, Legion Strategies, LTD (“Legion LTD”) allocated a portion of its capital to the Master and purchased 793.9501 Units with cash equal to $4,000,000. On October 1, 2006, Energy Advisors Portfolio L.P. (“Energy Advisors”) allocated a portion of its capital to the Master and purchased 723.8213 Units with cash equal to $3,315,000. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master and purchased 344.5961 Units with cash equal to $1,614,644. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman) allocated a portion of its capital to the Master and purchased 84.1311 Units with cash equal to $800,000. On January 31, 2010, Tactical Diversified redeemed its entire investment in the Master for cash equal to $40,267,084. On December 31, 2010, Legion LTD redeemed its entire investment in the Master for cash equal to $7,941,213. On April 30, 2011, Energy Advisors redeemed its entire investment in the Master for cash equal to $3,469,560. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program – Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of AAA, AAA II, Institutional Portfolio, Global Futures, Orion and Orion Cayman (each a “Member”, collectively the “Funds”). AAA, AAAII, Institutional Portfolio, Global Futures, Orion and Orion Cayman owned approximately 19.9%, 36.1%, 1.7%, 1.2%, 40.8% and 0.3%, respectively, of the Master at December 31, 2011. Prior to Legion LTD’s full redemption on December 31, 2010, the Master’s investors consisted of AAA, AAA II, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD, Orion and Orion Cayman. AAA, AAA II, Institutional Portfolio,

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

Energy Advisors, Global Futures, Legion LTD, Orion and Orion Cayman owned approximately 24.4%, 41.4%, 1.9%, 0.8%, 1.7%, 0.8%, 28.7% and 0.3%, respectively, of the Master at December 31, 2010.

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	12/31/2011	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$149,805,316	$149,805,316	$—	$—
Options purchased	374,133,088	374,133,088	—	—

Total assets	523,938,404	523,938,404	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$155,867,911	$155,867,911	$—	$—
Options premium received	96,374,598	96,374,598	—	—

Total liabilities	252,242,509	252,242,509	—	—

Net fair value	$271,695,895	$271,695,895	$—	$—

	12/31/2010*	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$253,518,419	$253,518,419	$—	$—
Options purchased	363,802,239	363,802,239	—	—

Total assets	617,320,658	617,320,658	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$260,089,529	$260,089,529	$—	$—
Options premium received	239,504,355	239,504,355	—	—

Total liabilities	499,593,884	499,593,884	—	—

Net fair value	$117,726,774	$117,726,774	$—	$—

*	The amounts have been reclassified from December 31, 2010 prior year financial statements to conform to current year presentation.

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

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

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

e.	Options. The Master may purchase and write (sell), both exchange-listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The Managing Member does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.	Subsequent Events. The Managing Member evaluates events that occur after the balance sheet date but before financial statements are filed. The Managing Member has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

i.

Recent Accounting Pronouncements.    In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Master’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Master will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Master should also provide the disclosures retrospectively for all comparative periods presented. The Master is currently evaluating the impact that the pronouncement would have on the financial statements.

j.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administers the business affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

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

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

in connection with the Management Agreement shall be borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and National Futures Association fees (collectively the “clearing fees”) are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amounts of cash held by the Master for margin requirements were $33,580,718 and $84,669,985, respectively. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the years ended December 31, 2011 and 2010 were 82,768 and 131,212, respectively. The monthly average number of options contracts traded during the years ended December 31, 2011 and 2010 were 108,906 and 183,892, respectively.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swaps and options contracts as separate assets and liabilities as of December 31, 2011 and 2010.

	December 31, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$149,194,744
Indices	5,735
Lumber	21,365
Softs	583,472

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$149,805,316

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(154,089,101)
Grains	(331,229)
Indices	(10,967)
Lumber	(37,567)
Softs	(1,399,047)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(155,867,911)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(6,062,595	)*

Assets
Options Purchased
Energy	$372,275,865
Grains	300,563
Indices	1,556,660

Total options purchased	$374,133,088	**

Liabilities
Options Premium Received
Energy	$(95,671,298)
Grains	(169,713)
Indices	(533,587)

Total options premium received	$(96,374,598	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

	December 31, 2010
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$253,480,029
Lumber	38,390

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$253,518,419

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(260,083,699)
Lumber	(5,830)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(260,089,529)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(6,571,110	)*

Assets
Options Purchased
Energy	$363,802,239

Total options purchased	$363,802,239	**

Liabilities
Options Premium Received
Energy	$(239,504,355)

Total options premium received	$(239,504,355	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2011, 2010 and 2009.

Sector	December 31, 2011 Gain (loss) from trading		December 31, 2010 Gain (loss) from trading		December 31, 2009 Gain (loss) from trading
Currencies	$—		$(1,876,020)		$—
Energy	66,029,795		(43,137,992)		154,505,739
Grains	(37,175)		—		—
Indices	(836,767)		—		—
Lumber	490,074		96,367		—
Softs	(1,935,598)		—		—

Total	$63,710,329	****	$(44,917,645	)****	$154,505,739	****

****	This amount is in “Total trading results” on the Statements of Income and Expenses.

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become non-managing members on the first day of the month after their subscription is processed. A non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the Managing Member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the non-managing member elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$637.48	$(431.69)	$1,064.16
Interest income	2.37	6.64	4.82
Expenses**	(5.44)	(6.79)	(4.62)

Increase (decrease) for the year	634.41	(431.84)	1,064.36
Distribution of interest income to feeder funds	(2.37)	(6.64)	(4.83)
Net asset value per unit, beginning of year	9,497.57	9,936.05	8,876.52

Net asset value per unit, end of year	$10,129.61	$9,497.57	$9,936.05

*	Includes clearing fees.

**	Excludes clearing fees.

Ratio to average net assets:
Net investment income (loss)***	(0.3)%	(0.3)%	(0.3)%

Operating expenses	0.3%	0.4%	0.3%

Total return	6.7%	(4.4)%	12.0%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of

AAA Master Fund LLC

Notes to Financial Statements

December 31, 2011

an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

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

The Managing Member monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the AAA Master for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$46,358,832	$20,446,768	$(28,729,365)	$23,473,282

Net income (loss)	$46,292,960	$20,316,984	$(28,910,588)	$23,301,677

Increase (decrease) in net asset value per unit	$479.28	$203.84	$(277.70)	$228.99

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$(10,965,983)	$9,078,896	$(11,793,850)	$(33,682,117)

Net income (loss)	$(11,165,250)	$8,893,472	$(11,973,145)	$(33,857,471)

Increase (decrease) in net asset value per unit	$(107.86)	$81.89	$(111.98)	$(293.89)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

•

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner, which receives compensation for its services, as set forth under “Item 1. Business.” CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” During the year ended December 31, 2011, CGM earned $3,727,700 in brokerage commissions and clearing fees from the Partnership. The Advisor earned $7,101,209 in management fees during 2011. The General Partner earned $1,775,301 in administrative fees during 2011. There were no profit share allocations earned by the Advisor for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Principals who own Redeemable Units:*

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	Oxiana LTD c/o Stonehage SA/ATTN; IAD Rue du Puits-Godet 12 P.O. Box 763 2002 Neuchetel Switzerland	4,691.0086 Redeemable Units	5.6%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	966.9309	1.2%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2011 and 2010 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$75,300
2010	$74,100

(2) Audit-Related Fees. None

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$30,850
2010	$26,250

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

Notes to Financial Statements

(2)	Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 21, 2002 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated May 19, 2010 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2010 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and Salomon Smith Barney Inc., dated August 23, 2001 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(b)	Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 10.3 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreements for 2011, dated June 1, 2011 (filed herein).

10.4	Amended and Restated Agency Agreement among the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC, and Citigroup Global Markets Inc., dated November 11, 2009 (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

16.1	Letter from KPMG LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).

16.2	Letter from Pricewaterhouse Coopers LLP (filed as Exhibit 16.1 to the Form 8-K filed on July 23, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

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
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan
Walter Davis President and Director Ceres Managed Futures LLC Date: March 30, 2012	Ian Bernstein Director Ceres Managed Futures LLC Date: March 30, 2012	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Brian Centner	/s/ Colbert Narcisse	/s/ Alper Daglioglu
Brian Centner Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2012	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 30, 2012	Alper Daglioglu Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Douglas J. Ketterer	/s/ Harry Handler
Douglas J. Ketterer Director Ceres Managed Futures LLC Date: March 30, 2012	Harry Handler Director Ceres Managed Futures LLC Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.