Form 10-Q
period 2012-03-31
AAA CAPITAL ENERGY FUND L.P. II
filed 2012-05-15
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes       No X

As of April 30, 2012, 79,399.8027 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P. II

FORM 10-Q

Exhibits

Exhibit – 31.1 Certification

Exhibit – 31.2 Certification

Exhibit – 32.1 Certification

Exhibit – 32.2 Certification

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P. II

Statements of Financial Condition

	(Unaudited)
	March 31, 2012	December 31, 2011

Assets:
Investment in the Master, at fair value	$348,649,018	$352,633,984
Cash	212,675	229,298

Total assets	$348,861,693	$352,863,282

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,122,935	$1,253,476
Management fees	579,315	585,805
Administrative fees	144,829	146,451
Other	149,495	126,976
Redemptions payable	3,077,040	4,312,144

Total liabilities	5,073,614	6,424,852

Partners’ Capital:
General Partner, 966.9309 unit equivalents outstanding at March 31, 2012 and December 31, 2011	3,992,970	4,038,377
Special Limited Partner, 464.0795 Redeemable Units outstanding at March 31, 2012 and December 31, 2011	1,916,430	1,938,223
Limited Partners, 81,820.0483 and 81,518.5546 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	337,878,679	340,461,830

Total partners’ capital	343,788,079	346,438,430

Total liabilities and partners’ capital	$348,861,693	$352,863,282

Net asset value per unit	$4,129.53	$4,176.49

See Accompanying Notes to Financial Statements.

AAA Capital Energy Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment income:
Interest income allocated from Master	$21,053	$65,495

Expenses:
Expenses allocated from Master	351,304	322,789
Brokerage commissions	1,125,195	1,172,909
Management fees	1,763,880	1,944,398
Administrative fees	440,970	486,100
Other	64,289	100,198

Total expenses	3,745,638	4,026,394

Net investment income (loss)	(3,724,585)	(3,960,899)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	34,832,574	16,519,954
Change in net unrealized gains (losses) on open contracts allocated from Master	(35,059,299)	(6,939,734)

Total trading results allocated from Master	(226,725)	9,580,220

Net income (loss)	(3,951,310)	5,619,321
Subscription — Limited Partners	12,160,716	401,165
Redemptions — Limited Partners	(10,859,757)	(25,998,462)
Redemptions — General Partner	—	(400,000)

Net increase (decrease) in Partners’ Capital	(2,650,351)	(20,377,976)
Partners’ Capital, beginning of period	346,438,430	392,442,335

Partners’ Capital, end of period	$343,788,079	$372,064,359

Net asset value per unit (83,251.0587 and 90,409.3451 units outstanding at March 31, 2012 and 2011, respectively)	$4,129.53	$4,115.33

Net income (loss) per unit *	$(46.96)	$58.65

Weighted average units outstanding	84,766.7829	94,478.1982

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

Ceres Managed Futures LLC (“CMF”) a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2012.

As of March 31, 2012, the Partnership owned approximately 36.0% of the Master. As of December 31, 2011, the Partnership owned approximately 36.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, swaps and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2012 and 2011 are presented below:

AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2012	2011
Assets:
Equity in trading account:
Cash	$752,723,294	$671,605,055
Cash margin	23,754,430	33,580,718
Options purchased, at fair value (cost $371,675,296 and $394,712,745, respectively)	283,370,684	374,133,088

Total assets	$1,059,848,408	$1,079,318,861

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$14,548,014	$6,062,595
Options premium received, at fair value (premium $182,986,089 and $223,316,821, respectively)	76,093,376	96,374,598
Accrued expenses:
Professional fees	397,081	371,076

Total liabilities	91,038,471	102,808,269

Members’ Capital:
Members’ Capital, 95,808.0532 and 96,401.5933 units outstanding at March 31, 2012 and December 31, 2011, respectively	968,809,937	976,510,592

Total liabilities and members’ capital	$1,059,848,408	$1,079,318,861

Net Asset Value per Unit	$10,111.99	$10,129.61

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

AAA Master Fund LLC

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy	27,981	$(63,285,651)	(6.53)%
Grains	73	(33,063)	(0.00	) *
Lumber	32	(78,670)	(0.01)
Softs	227	(130,297)	(0.02)

Total futures and exchange-cleared swap contracts purchased		(63,527,681)	(6.56)

Futures and Exchange-Cleared Swap Contracts Sold
Energy	20,745	48,793,809	5.03
Grains	147	95,767	0.01
Lumber	32	90,091	0.01

Total futures and exchange-cleared swap contracts sold		48,979,667	5.05

Options Purchased
Call
Energy
NYMEX LT Crude Oil May 12 - Dec 14	14,363	150,806,440	15.56
Other	5,143	40,075,119	4.14

Call options purchased		190,881,559	19.70

Put
Energy
NYMEX LT Crude Oil May 12 - Dec 14	12,082	50,534,120	5.22
Other	7,539	41,735,317	4.31
Grains	74	219,688	0.02

Put options purchased		92,489,125	9.55

Total options purchased		283,370,684	29.25

Options Premium Received
Call
Energy	21,837	(72,568,975)	(7.49)
Grains	71	(106,088)	(0.01)

Call options premium received		(72,675,063)	(7.50)

Put
Energy	16,368	(3,412,163)	(0.35)
Grains	6	(6,150)	(0.00	) *

Put options premium received		(3,418,313)	(0.35)

Total options premium received		(76,093,376)	(7.85)

Net fair value		$192,729,294	19.89%

*	Due to rounding.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

March 31, 2012

(Unaudited)

AAA Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Investment income:
Interest income	$64,436	$178,367

Expenses:
Clearing fees	861,449	642,017
Professional fees	103,445	171,605

Total expenses	964,894	813,622

Net investment income (loss)	(900,458)	(635,255)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	95,567,573	41,580,310
Change in unrealized gains (losses) on open contracts	(96,259,884)	(17,643,378)

Total trading results	(692,311)	23,936,932

Net income (loss)	(1,592,769)	23,301,677
Subscriptions	25,306,289	52,476,738
Redemptions	(31,349,739)	(68,909,014)
Distribution of interest to feeder funds	(64,436)	(178,367)

Net increase (decrease) in Members’ Capital	(7,700,655)	6,691,034
Members’ Capital, beginning of period	976,510,592	980,369,638

Members’ Capital, end of period	$968,809,937	$987,060,672

Net asset value per unit (95,808.0532 and 101,499.2392 units outstanding in March 31, 2012 and 2011, respectively)	$10,111.99	$9,724.81

Net income (loss) per unit*	$(16.95)	$228.99

Weighted average units outstanding	96,963.5268	104,045.6041

*	Based on change in net asset value per unit.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses)*	$(20.00)	$85.47
Interest income	0.24	0.70
Expenses and allocation to Special Limited Partner**	(27.20)	(27.52)

Increase (decrease) for the period	(46.96)	58.65
Net asset value per unit, beginning of period	4,176.49	4,056.68

Net asset value per unit, end of period	$4,129.53	$4,115.33

*	Includes brokerage commissions and clearing fees allocated from the Master.
**	Excludes brokerage commissions and clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three months ended March 31, 2012 and 2011 if any.

	Three Months Ended March 31,
	2012	2011***
Ratios to Average Net Assets:****
Net investment income (loss)	(4.3)%	(4.2)%
Allocation to Special Limited Partner	—%	—%

Net investment income (loss) before allocation to Special Limited Partner*****	(4.3)%	(4.2)%

Operating expenses	4.3%	4.3%
Allocation to Special Limited Partner	—%	—%

Total expenses and allocation to Special Limited Partner	4.3%	4.3%

Total return:
Total return before allocation to Special Limited Partner	(1.1)%	1.4%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	(1.1)%	1.4%

***	The ratios are shown net and gross of allocation to Special Limited Partner to conform to current period presentation.
****	Annualized (except for allocation to Special Limited Partner, if applicable).
*****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses)*	$(16.54)	$228.93
Interest income	0.67	1.75
Expenses **	(1.08)	(1.69)

Increase (decrease) for the period	(16.95)	228.99
Distribution of interest income to feeder funds	(0.67)	(1.75)
Net asset value per unit, beginning of period	10,129.61	9,497.57

Net asset value per unit, end of period	$10,111.99	$9,724.81

*	Includes clearing fees.
**	Excludes clearing fees.

	Three Months Ended March 31,
	2012	2011
Ratios to average net assets:***
Net investment income (loss)****	(0.4)%	(0.3)%

Operating expenses	0.4%	0.3%

Total return	(0.2)%	2.4%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended March 31, 2012 and 2011 were 54,166 and 93,866, respectively. The monthly average number of options contracts traded during the three months ended March 31, 2012 and 2011 were 84,309 and 122,134, respectively.

The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swaps and options contracts as separate assets and liabilities as of March 31, 2012 and December 31, 2011.

	March 31, 2012
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$89,125,251
Grains	97,517
Lumber	90,091
Softs	48,575

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$89,361,434

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(103,617,093)
Grains	(34,813)
Lumber	(78,670)
Softs	(178,872)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(103,909,448)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(14,548,014	)*

Assets
Options Purchased
Energy	$283,150,996
Grains	219,688

Total options purchased	$283,370,684	**

Liabilities
Options Premium Received
Energy	$(75,981,138)
Grains	(112,238)

Total options premium received	$(76,093,376	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2012 and 2011.

Sector	Three Months Ended March 31, 2012 Gain(loss) from trading		Three Months Ended March 31, 2011 Gain(loss) from trading
Energy	$481,388		$23,835,329
Grains	476,533		—
Indices	(1,274,969)		—
Lumber	55,126		101,603
Softs	(430,389)		—

Total	$(692,311	)****	$23,936,932	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s/Master’s financial statements.

The Partnership values its investments in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$348,649,018	$—	$348,649,018	$—

Net fair value	$348,649,018	$—	$348,649,018	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$352,633,984	$—	$352,633,984	$—

Net fair value	$352,633,984	$—	$352,633,984	$—

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

March 31, 2012

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

The Master considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$89,361,434	$89,361,434	$—	$—
Options purchased	283,370,684	283,370,684	—	—

Total assets	372,732,118	372,732,118	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$103,909,448	$103,909,448	$—	$—
Options premium received	76,093,376	76,093,376	—	—

Total liabilites	180,002,824	180,002,824	—	—

Net fair value	$192,729,294	$192,729,294	$—	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$149,805,316	$149,805,316	$—	$—
Options purchased	374,133,088	374,133,088	—	—

Total assets	523,938,404	523,938,404	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$155,867,911	$155,867,911	$—	$—
Options premium received	96,374,598	96,374,598	—	—

Total liabilities	252,242,509	252,242,509	—	—

Net fair value	$271,695,895	$271,695,895	$—	$—

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

5. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

As both a buyer and seller of options, the Partnership/Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Master to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Master does not consider these contracts to be guarantees.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin and options purchased at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 0.8% from $346,438,430 to $343,788,079. This decrease was attributable to redemptions of 2,610.1808 Redeemable Units resulting in an outflow of $10,859,757, coupled with the net loss from operations of $3,951,310, which was partially offset by the subscriptions of 2,911.6745 Redeemable Units totaling $12,160,716. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2012, the Master’s capital decreased 0.8% from $976,510,592 to $968,809,937. This decrease was attributable to the redemptions of 3,090.4271 Units of Member Interest totaling $31,349,739 and distribution of interest income to feeder funds totaling $64,436 to the non-managing members of the Master, coupled with the net loss from operations of $1,592,769, which was partially offset by the subscriptions of 2,496.8870 Units of Member Interest totaling $25,306,289. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit decreased 1.1% from $4,176.49 to $4,129.53 as compared to an increase of 1.4% in the first quarter of 2011. The Partnership, for its own account, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2012 of $226,725. Losses were primarily attributable to the Master’s trading of commodity futures in IPE Brent Crude Oil, NYMEX Crude Oil, Indices and Softs and were partially offset by gains in NYMEX Energy Swaps, IPE Gas Oil, NYMEX Gasoline, NYMEX Natural Gas, NYMEX Heating Oil, Corn and Lumber. The Partnership, for its own account, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2011 of $9,580,220. Gains were primarily attributable to the Master’s trading of commodity futures in IPE Brent Crude Oil, IPE Gas Oil, NYMEX Gasoline and Lumber and were partially offset by losses in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Natural Gas and NYMEX Heating Oil.

The most significant losses were incurred within the energies complex during January and February as short futures positions in Brent crude oil were negatively impacted as potential supply disruptions from Iran helped push prices higher. Further losses were incurred from short call options in Brent crude oil as prices rallied during January and February which also detracted from performance. Short futures positions in Light Sweet crude oil also incurred losses during February as prices strengthened on potential supply disruptions and an expected increase in demand. Additional losses were incurred within the energies complex from short futures positions in RBOB gasoline as prices rallied in March despite significant open long interest in the market and weaker demand numbers in the United States. Trading in equity indices also experienced losses as long put options on the S&P 500 Index were negatively impacted during January and February as the U.S. equity markets rallied given renewed optimism about the economy. Lastly, long futures positions in ethanol were negatively impacted during January and March as prices fell sharply during these two months as increased volatility in global commodities markets affected prices.

A portion of these losses was offset by gains from trading in agricultural commodities as the Partnership benefited from tactically trading in corn futures as the market continued to trade in a sideways manner given concerns on crop yields and weather disruptions to the harvest in February and March.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions for the three months ended March 31, 2012 decreased by $47,714 as compared to the corresponding period in 2011. The decrease in brokerage commissions is primarily due to a decrease in the number of trades during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2012 decreased by $44,442 as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates for the Partnership during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which the Partnership, the Master and CGM have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31,2012 decreased by $180,518 as compared to the corresponding period in 2011. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2012 decreased by $45,130 as compared to the corresponding period in 2011. The decrease in administrative fees is due to a decrease in average net assets during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2012 and 2011. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash balances. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open contracts and the liquidity of the markets in which the Master trades.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended March 31, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, the Master’s total capitalization was $968,809,937 and the Partnership owned approximately 36.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2012 was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$42,216,264	4.36%	$74,809,915	$26,234,892	$47,763,839
Grains	334,150	0.03	417,240	257,513	305,750
Lumber	32,000	0.00 **	96,000	1,600	32,000
Softs	357,525	0.04	2,042,500	357,525	847,508

Total	$42,939,939	4.43%

*	Average monthly Values at Risk.
**	Due to rounding.

As of December 31, 2011, the Master’s total capitalization was $976,510,592 and the Partnership owned approximately 36.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012 there were additional subscriptions to limited partners of 2,911.6745 Redeemable Units totaling $12,160,716. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended and Section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 — January 31, 2012	1,391.5358	$4,181.60	N/A	N/A
February 1, 2012 — February 29, 2012	473.5141	$4,147.44	N/A	N/A
March 1, 2012 — March 31, 2012	745.1309	$4,129.53	N/A	N/A
	2,610.1808	$4,160.54	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – None

Item 5.    Other Information – None

Item 6.    Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 21, 2002 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated May 19, 2010 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2010 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Master and Salomon Smith Barney Inc., dated August 23, 2001 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(b)	Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.3	Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Advisor Agreement for 2011, dated June 1, 2011 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.4	Amended and Restated Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC, and CGM, dated November 11, 2009 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1	— Section 1350 Certification (Certification of President and Director).

32.2	— Section 1350 Certification (Certification of Chief Financial Officer).

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA CAPITAL ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President and Director

Date:	May 15, 2012

By:	/s/ Brian Centner
Brian Centner Chief Financial Officer (Principal Accounting Officer)

Date:	May 15, 2012