Form 10-Q
period 2013-09-30
AAA CAPITAL ENERGY FUND L.P. II
filed 2013-11-14
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes       No X

As of October 31, 2013, 42,922.6713 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P. II

Statements of Financial Condition

	(Unaudited)
	September 30, 2013	December 31, 2012

Assets:
Investment in the Master, at fair value	$179,076,416	$275,867,457
Cash	250,828	198,736

Total assets	$179,327,244	$276,066,193

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$724,871	$831,652
Management fees	223,036	458,502
Administrative fees	74,345	114,626
Other	173,535	133,272
Redemptions payable	16,023,054	7,062,532

Total liabilities	17,218,841	8,600,584

Partners’ Capital:
General Partner, 709.5379 and 817.5379 unit equivalents outstanding at September 30, 2013 and December 31, 2012, respectively	2,532,206	3,315,525
Special Limited Partner, 464.0795 Redeemable Units outstanding at September 30, 2013 and December 31, 2012	1,656,212	1,882,074
Limited Partners, 44,250.0598 and 64,669.7288 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	157,919,985	262,268,010

Total partners’ capital	162,108,403	267,465,609

Total liabilities and partners’ capital	$179,327,244	$276,066,193

Net asset value per unit	$3,568.81	$4,055.50

See Accompanying Notes to Financial Statements.

AAA Capital Energy Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Investment income:
Interest income allocated from Master	$6,456	$31,262	$42,063	$81,760

Expenses:
Expenses allocated from Master	207,944	307,289	923,273	963,667
Brokerage commissions	774,988	1,097,402	2,749,088	3,198,068
Management fees	688,682	1,563,023	2,445,343	4,945,539
Administrative fees	229,560	390,755	815,113	1,236,384
Other	36,949	46,886	160,249	166,772

Total expenses	1,938,123	3,405,355	7,093,066	10,510,430

Net investment income (loss)	(1,931,667)	(3,374,093)	(7,051,003)	(10,428,670)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(11,767,182)	19,817,290	(27,811,114)	68,464,295
Change in net unrealized gains (losses) on open contracts allocated from Master	5,021,614	674,557	5,386,610	(58,097,833)

Total trading results allocated from Master	(6,745,568)	20,491,847	(22,424,504)	10,366,462

Net income (loss)	(8,677,235)	17,117,754	(29,475,507)	(62,208)
Subscriptions — Limited Partners	910,000	0	5,292,776	12,685,716
Redemptions — Limited Partners	(24,200,003)	(11,164,961)	(80,770,762)	(49,339,750)
Redemptions — General Partner	0	(403,562)	(403,713)	(403,562)

Net increase (decrease) in Partners’ Capital	(31,967,238)	5,549,231	(105,357,206)	(37,119,804)
Partners’ Capital, beginning of period	194,075,641	303,769,395	267,465,609	346,438,430

Partners’ Capital, end of period	$162,108,403	$309,318,626	$162,108,403	$309,318,626

Net asset value per unit (45,423.6772 and 73,778.8562 units outstanding at September 30, 2013 and 2012, respectively)	$3,568.81	$4,192.51	$3,568.81	$4,192.51

Net income (loss) per unit*	$(169.27)	$225.93	$(486.69)	$16.02

Weighted average units outstanding	50,866.2845	75,769.8199	58,329.6852	80,373.4003

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

1.	General:

AAA Capital Energy Fund L.P. II (the “Partnership”) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options, commodity futures contracts on U.S. exchanges and certain foreign exchanges and swaps. The Partnership, through its investment in the AAA Master Fund LLC (the “Master”), intends to trade only energy and energy-related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may engage in swap transactions involving crude oil and other energy-related products. The Partnership commenced trading on July 1, 2002. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”). There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC (“CMF”) a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

On July 1, 2002, the Partnership allocated substantially all of its capital to the Master, a New York limited liability company. The Partnership purchased 64,945.0387 units of the Master with a fair value of $94,925,000. The Master permits commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd. (the “Advisor”) using the Energy Program – Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). The General Partner is also the managing member of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. During the period covered by this report, the Master’s commodity brokers were Citigroup Global Markets Inc. (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”). The Master may trade commodity futures and option contracts of any kind, but trades solely energy, energy-related products, grains, indices, lumber and softs. In addition, the Master may enter into swap contracts. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2013.

As of September 30, 2013, the Partnership owned approximately 31.7% of the Master. As of December 31, 2012, the Partnership owned approximately 32.7% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, swap and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. During the period covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2013 and 2012 are presented below:

AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2013	2012
Assets:
Equity in trading account:
Cash	$535,264,299	$710,986,415
Cash margin	14,728,645	38,559,983
Options purchased, at fair value (cost $107,167,149 and $214,452,195, respectively)	48,102,954	160,438,693

Total assets	$598,095,898	$909,985,091

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$7,075,898	$29,721,227
Options premium received, at fair value (premium $65,266,136 and $75,518,560, respectively)	25,552,854	37,237,413
Accrued expenses:
Clearing fees due to MS&Co.	9,605	—
Professional fees	183,253	268,298

Total liabilities	32,821,610	67,226,938

Members’ Capital:
Members’ Capital, 61,091.9961 and 82,455.2248 units outstanding at September 30, 2013 and December 31, 2012, respectively	565,274,288	842,758,153

Total liabilities and members’ capital	$598,095,898	$909,985,091

Net asset value per unit	$9,252.84	$10,220.80

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

AAA Master Fund LLC

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange-Cleared Swap Contracts Purchased
Energy	8,053	$(12,596,631)	(2.23)%

Total futures and exchange-cleared swap contracts purchased		(12,596,631)	(2.23)

Futures and Exchange-Cleared Swap Contracts Sold
Energy	6,686	5,520,733	0.98

Total futures and exchange-cleared swap contracts sold		5,520,733	0.98

Options Purchased
Call
Energy
NYMEX LT Crude Oil Dec 13 - Dec 14	5,908	38,145,830	6.75
Other	4,094	486,134	0.09

Call options purchased		38,631,964	6.84

Put
Energy	6,375	9,470,990	1.67

Put options purchased		9,470,990	1.67

Total options purchased		48,102,954	8.51

Options Premium Received
Call
Energy	11,682	(13,518,996)	(2.39)

Call options premium received		(13,518,996)	(2.39)

Put
Energy	5,186	(12,033,858)	(2.13)

Put options premium received		(12,033,858)	(2.13)

Total options premium received		(25,552,854)	(4.52)

Net fair value		$15,474,202	2.74%

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

AAA Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Investment income:
Interest income	$24,072	$102,464	$149,502	$259,756

Expenses:
Clearing fees	609,425	880,584	2,650,017	2,532,654
Professional fees	74,708	21,395	284,833	199,158

Total expenses	684,133	901,979	2,934,850	2,731,812

Net investment income (loss)	(660,061)	(799,515)	(2,785,348)	(2,472,056)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(39,121,654)	58,147,024	(89,538,102)	192,863,690
Change in net unrealized gains (losses) on open contracts	16,710,830	1,960,907	19,026,771	(161,352,701)

Total trading results	(22,410,824)	60,107,931	(70,511,331)	31,510,989

Net income (loss)	(23,070,885)	59,308,416	(73,296,679)	29,038,933
Subscriptions	2,465,865	7,866,906	35,297,684	49,182,387
Redemptions	(103,164,850)	(33,992,568)	(239,335,368)	(122,574,742)
Distribution of interest to feeder funds	(24,072)	(102,464)	(149,502)	(259,756)

Net increase (decrease) in Members’ Capital	(123,793,942)	33,080,290	(277,483,865)	(44,613,178)
Members’ Capital, beginning of period	689,068,230	898,817,124	842,758,153	976,510,592

Members’ Capital, end of period	$565,274,288	$931,897,414	$565,274,288	$931,897,414

Net asset value per unit (61,091.9961 and 89,055.4837 units outstanding in September 30, 2013 and 2012, respectively)	$9,252.84	$10,464.23	$9,252.84	$10,464.23

Net income (loss) per unit*	$(346.92)	$660.49	$(966.00)	$337.43

Weighted average units outstanding	68,389.3639	90,919.0513	75,771.4237	94,329.3985

*	Based on change in net asset value per unit.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$(150.18)	$252.03	$(427.35)	$94.81
Interest income allocated from Master	0.13	0.41	0.71	1.01
Expenses**	(19.22)	(26.51)	(60.05)	(79.80)

Increase (decrease) for the period	(169.27)	225.93	(486.69)	16.02
Net asset value per unit, beginning of period	3,738.08	3,966.58	4,055.50	4,176.49

Net asset value per unit, end of period	$3,568.81	$4,192.51	$3,568.81	$4,192.51

*	Includes brokerage commissions and clearing fees allocated from the Master.
**	Excludes brokerage commissions and clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three and nine months ended September 30, 2013 and 2012, if any.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to Average Net Assets:***
Net investment income (loss)	(4.3)%	(4.4)%	(4.4)%	(4.3)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(4.3)%	(4.4)%	(4.4)%	(4.3)%

Operating expenses	4.3%	4.4%	4.4%	4.3%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and allocation to Special Limited Partner	4.3%	4.4%	4.4%	4.3%

Total return:
Total return before allocation to Special Limited Partner	(4.5)%	5.7%	(12.0)%	0.4%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(4.5)%	5.7%	(12.0)%	0.4%

***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$(346.14)	$659.59	$(964.06)	$336.73
Interest income	0.37	1.14	1.96	2.81
Expenses **	(1.15)	(0.24)	(3.90)	(2.11)

Increase (decrease) for the period	(346.92)	660.49	(966.00)	337.43
Distribution of interest income to feeder funds	(0.37)	(1.14)	(1.96)	(2.81)
Net asset value per unit, beginning of period	9,600.13	9,804.88	10,220.80	10,129.61

Net asset value per unit, end of period	$9,252.84	$10,464.23	$9,252.84	$10,464.23

*	Includes clearing fees.
**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)****	(0.4)%	(0.3)%	(0.5)%	(0.4)%

Operating expenses	0.4%	0.4%	0.6%	0.4%

Total return	(3.6)%	6.7%	(9.5)%	3.3%

***	Annualized.

****	Interest income less total expenses.

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

During the third quarter of 2013, the Master entered into a futures brokerage account agreement with MS&Co., a registered futures commission merchant. The Master commenced futures trading through an account at MS&Co. on or about September 9, 2013. The Partnership, through its investment in the Master, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership and CGM, the Master and CGM, the Partnership and MS&Co. and the Master and MS&Co., give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.

All trading, exchange, clearing, user, give-up and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended September 30, 2013 and 2012 were 25,686 and 43,121, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the nine months ended September 30, 2013 and 2012 were 39,243 and 41,743, respectively. The monthly average number of option contracts traded during the three months ended September 30, 2013 and 2012 were 39,650 and 80,827, respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2013 and 2012 were 51,431 and 78,836, respectively.

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

The following tables summarize the valuation of the Master’s investments as of September 30, 2013 and December 31, 2012, respectively.

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures and exchange-cleared swaps	$121,369	$(12,718,000)	$(12,596,631)
Options purchased	48,805,894	(702,940)	48,102,954

Total Assets	$48,927,263	$(13,420,940)	$35,506,323

Liabilities
Futures and exchange-cleared swaps	$5,614,780	$(94,047)	$5,520,733
Options premium received	7,085,540	(32,638,394)	(25,552,854)

Total Liabilities	$12,700,320	$(32,732,441)	$(20,032,121)

Net unrealized depreciation on open futures and exchange-cleared swaps			$(7,075,898)
Total options purchased			48,102,954
Total options premium received			(25,552,854)

Total net unrealized gain (loss) on total contracts			$15,474,202

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

The following tables indicate the Master’s gross fair values of derivative instruments of futures and exchange-cleared swap and option contracts as separate assets and liabilities as of September 30, 2013 and December 31, 2012.

	September 30, 2013
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$5,736,148

Total unrealized appreciation on open futures and exchange-cleared swap contracts	5,736,148

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	(12,812,046)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	(12,812,046)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(7,075,898	)*

Assets
Options Purchased
Energy	$48,102,954

Total options purchased	$48,102,954	**

Liabilities
Options Premium Received
Energy	$(25,552,854)

Total options premium received	$(25,552,854	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2013 and 2012.

Sector	Three Months Ended September 30, 2013 Gain (loss) from trading		Three Months Ended September 30, 2012 Gain (loss) from trading		Nine Months Ended September 30, 2013 Gain (loss) from trading		Nine Months Ended September 30, 2012 Gain (loss) from trading
Energy	$(22,410,824)		$60,070,413		$(70,511,331)		$33,144,396
Grains	—		37,518		—		670,620
Indices	—		—		—		(836,720)
Lumber	—		—		—		163,753
Softs	—		—		—		(1,631,060)

Total	$(22,410,824	)****	$60,107,931	****	$(70,511,331	)****	$31,510,989	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership values its investments in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year end December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$179,076,416	$—	$179,076,416	$—

Net fair value	$179,076,416	$—	$179,076,416	$—

		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$275,867,457	$—	$275,867,457	$—

Net fair value	$275,867,457	$—	$275,867,457	$—

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

September 30, 2013

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

The Master considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$5,736,148	$5,736,148	$—	$—
Options purchased	48,102,954	48,102,954	—	—

Total assets	53,839,102	53,839,102	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$12,812,046	$12,812,046	$—	$—
Options premium received	25,552,854	25,552,854	—	—

Total liabilites	38,364,900	38,364,900	—	—

Net fair value	$15,474,202	$15,474,202	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$54,683,502	$54,683,502	$—	$—
Options purchased	160,438,693	160,438,693	—	—

Total assets	215,122,195	215,122,195	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$84,404,729	$84,404,729	$—	$—
Options premium received	37,237,413	37,237,413	—	—

Total liabilities	121,642,142	121,642,142	—	—

Net fair value	$93,480,053	$93,480,053	$—	$—

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

5. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Master’s current contracts are traded OTC, although contracts may be traded OTC in the future.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Partnership/Master. The Partnership/Master is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co., or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks.

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

The General Partner/managing member monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and exchange-cleared swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than as referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin and options purchased at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 39.4% from $267,465,609 to $162,108,403. This decrease was attributable to redemptions of 21,818.4890 Redeemable Units resulting in an outflow of $80,770,762, and the redemptions of 108.0000 General Partner unit equivalents totaling $403,713, coupled with the net loss of $29,475,507, which was partially offset by the subscriptions of 1,398.8200 Redeemable Units totaling $5,292,776. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2013, the Master’s capital decreased 32.9% from $842,758,153 to $565,274,288. This decrease was attributable to the redemptions of 24,994.1184 units totaling $239,335,368 and distribution of interest income to feeder funds totaling $149,502, coupled with the net loss of $73,296,679, which was partially offset by the subscriptions of 3,630.8897 units totaling $35,297,684. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per unit decreased 4.5% from $3,738.08 to $3,568.81 as compared to an increase of 5.7% in the same period of 2012. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2013 of $6,745,568. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil, IPE Gas Oil, NYMEX Gasoline, NYMEX Heating Oil and NYMEX Natural Gas and were partially offset by gains in NYMEX Crude Oil. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2012 of $20,491,847. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Natural Gas and Corn and were partially offset by losses in Brent Crude Oil, IPE Gas Oil and NYMEX Heating Oil.

Losses were incurred from short futures positions in gas oil and heating oil during July as prices rallied amid growing concerns tensions in the Middle East would disrupt flows of crude oil and related refined products. Further losses were incurred during August from short futures positions in Brent crude oil and refined products, such as gas oil, as prices continued to move upward given continued tensions in the Middle East and growing concerns about the lack of supply for crude oil and products. Losses were also incurred during August from short futures positions in natural gas as prices rallied due to hotter than usual temperatures throughout the United States. Gains were recorded during July from natural gas futures trading helped offset a portion of these losses.

During the nine months ended September 30, 2013, the net asset value per unit decreased 12.0% from $4,055.50 to $3,568.81 as compared to an increase of 0.4% in the same period of 2012. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2013 of $22,424,504. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil, NYMEX Crude Oil, NYMEX Energy Swaps, IPE Gas Oil, NYMEX Gasoline and NYMEX Heating Oil and were partially offset by gains in NYMEX Natural Gas. The Partnership, for its own account, through its investment in the Master experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2012 of $10,366,462. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Energy Swaps, NYMEX Gasoline, NYMEX Heating Oil, NYMEX Natural Gas, Lumber and Corn and were partially offset by losses in Brent Crude Oil, NYMEX Crude Oil, IPE Gas Oil, Indices and Softs.

The most significant losses were incurred during January and March from short futures positions in WTI crude oil as prices rallied due to speculation that flows from Cushing, Oklahoma would be lower and less consistent over the next few months. Further losses were incurred during January from short futures positions in RBOB gasoline and gas oil, which rallied due to higher crude oil prices. Losses were also incurred from short futures positions in gas oil and heating oil during July as prices rallied amid growing concerns tensions in the Middle East would disrupt flows of crude oil and related refined products. Losses were also incurred during August from short futures positions in natural gas as prices rallied due to hotter than usual temperatures throughout the United States. A portion of these losses was offset by gains during May and June from short futures positions in natural gas as prices generally declined given oversupply of the commodity and weakening demand. Profits were also recorded from trading natural gas futures during July. Further gains were recorded during April and May from short futures positions in gasoil as prices generally declined with weaker Brent crude oil and West Texas Intermediate (“WTI”) crude oil prices during these months. Further gains were recorded from long futures positions in heating oil during January and February as colder winter temperatures throughout the U.S. helped push prices higher.

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

Brokerage commissions are based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Brokerage commissions for the three and nine months ended September 30, 2013 decreased by $322,414 and $448,980, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage commissions is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM or MS&Co., as applicable based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2013 decreased by $24,806 and $39,697, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates for the Partnership during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master’s account and upon interest rates over which the Partnership, the Master, CGM and MS&Co. have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased by $874,341 and $2,500,196, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2013 decreased by $161,195 and $421,271, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to a decrease in average net assets during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2013 and 2012. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Exchange margin requirements have been used by the Master as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of September 30, 2013, the Master’s total capitalization was $565,274,288 and the Partnership owned approximately 31.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2013 was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$22,538,703	3.99%	$56,379,624	$22,538,703	$37,836,585

Total	$22,538,703	3.99%

*	Average monthly Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied

MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2013, there were additional subscriptions of 246.6020 Redeemable Units totaling $910,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	1,495.5500	$3,652.27	N/A	N/A
August 1, 2013 - August 31, 2013	756.1520	$3,590.28	N/A	N/A
September 1, 2013 - September 30, 2013	4,489.7470	$3,568.81	N/A	N/A
	6,741.4490	$3,589.73	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information

Effective October 29, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Effective the same date, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. As of the transfer, the Partnership ceased paying brokerage commissions to CGM and began paying brokerage commissions to MS&Co. The brokerage commissions received by MS&Co. will be shared with Morgan Stanley Wealth Management and its properly registered/licensed financial advisers who sell redeemable units in the Partnership.

Item 6.    Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 21, 2002 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(h) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated May 19, 2010 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2010 and incorporated herein by reference).

10.1(a)	Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed herewith).

10.2	Form of Subscription Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.3	Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Advisor Agreement for 2012, dated June 1, 2012 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner amending the Advisory Agreement by and among the Partnership, the General Partner and the Advisor, dated December 20, 2012 (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.4(a)	Amended and Restated Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC, and CGM, dated November 11, 2009 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed herewith).

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	— Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	— Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA CAPITAL ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date:	November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero Chief Financial Officer (Principal Accounting Officer)

Date:	November 14, 2013