Form 10-Q
period 2014-09-30
AAA CAPITAL ENERGY FUND L.P. II
filed 2014-11-13
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes       No X

As of October 31, 2014, 31,176.4093 Limited Partnership Redeemable Units were outstanding.

AAA CAPITAL ENERGY FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

AAA Capital Energy Fund L.P. II

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013

Assets:
Investment in the Master, at fair value	$115,564,458	$151,255,621
Cash	139,093	137,787

Total assets	$115,703,551	$151,393,408

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$478,473	$175,039
Management fees	143,936	188,922
Administrative fees	47,979	62,974
Other	75,994	81,072
Redemptions payable to General Partner	742,881	—
Redemptions payable to Limited Partners	6,131,850	3,498,823

Total liabilities	7,621,113	4,006,830

Partners’ Capital:
General Partner, 346.6119 and 567.5379 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively	1,165,511	2,027,779
Special Limited Partner, 464.0795 Redeemable Units outstanding at September 30, 2014 and December 31, 2013	1,560,505	1,658,128
Limited Partners, 31,332.0028 and 40,219.2068 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	105,356,422	143,700,671

Total partners’ capital	108,082,438	147,386,578

Total liabilities and partners’ capital	$115,703,551	$151,393,408

Net asset value per unit	$3,362.58	$3,572.94

See Accompanying Notes to Financial Statements.

AAA Capital Energy Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income allocated from Master	$2,997	$6,456	$15,880	$42,063

Expenses:
Expenses allocated from Master	162,603	207,944	326,911	923,273
Ongoing selling agent fees	684,742	774,988	1,066,327	2,749,088
Management fees	444,848	688,682	1,469,776	2,445,343
Administrative fees	148,283	229,560	489,926	815,113
Other	65,971	36,949	202,620	160,249

Total expenses	1,506,447	1,938,123	3,555,560	7,093,066

Net investment income (loss)	(1,503,450)	(1,931,667)	(3,539,680)	(7,051,003)

Trading Results:
Net realized gains on closed contracts allocated from Master	(1,531,298)	(11,767,182)	3,060,475	(27,811,114)
Change in net unrealized gains (losses) on open contracts allocated from Master	(893,583)	5,021,614	(7,071,575)	5,386,610

Total trading results allocated from Master	(2,424,881)	(6,745,568)	(4,011,100)	(22,424,504)

Net income (loss)	(3,928,331)	(8,677,235)	(7,550,780)	(29,475,507)
Subscription—Limited Partners	635,584	910,000	2,133,662	5,292,776
Redemptions—Limited Partners	(11,034,683)	(24,200,003)	(33,144,141)	(80,770,762)
Redemptions—General Partners	(742,881)	—	(742,881)	(403,713)

Net increase (decrease) in Partners' Capital	(15,070,311)	(31,967,238)	(39,304,140)	(105,357,206)
Partners' Capital, beginning of period	123,152,749	194,075,641	147,386,578	267,465,609

Partners' Capital, end of period	$108,082,438	$162,108,403	$108,082,438	$162,108,403

Net asset value per unit (32,142.6942 and 45,423.6772 units outstanding at September 30, 2014 and 2013, respectively)	$3,362.58	$3,568.81	$3,362.58	$3,568.81

Net income (loss) per unit *	$(111.31)	$(169.27)	$(210.36)	$(486.69)

Weighted average units outstanding	34,924.1025	50,866.2845	37,287.9890	58,329.6852

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

1.	General:

AAA Capital Energy Fund L.P. II (the “Partnership”) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options, commodity futures contracts on U.S. exchanges and certain foreign exchanges and swaps. The Partnership, through its investment in the AAA Master Fund LLC, a New York limited liability company (the “Master”), intends to trade only energy and energy-related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind. In addition, the Partnership, through its investment in the Master, may engage in swap transactions involving crude oil and other energy-related products. The Partnership commenced trading on July 1, 2002. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”). There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2014, all trading decisions for the Partnership are made by AAA Capital Management Advisors, Ltd. (the “Advisor”).

On July 1, 2002, the Partnership allocated substantially all of its capital to the Master. The Partnership purchased 64,945.0387 units of the Master with a fair value of $94,925,000. The Master permits commodity pools managed now or in the future by the Advisor using the Energy Program – Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner of the Partnership (in such capacity, the “Special Limited Partner”). The General Partner is also the managing member of the Master (in such capacity, the “Managing Member”). Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be non-managing members of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected. During the nine months ended September 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods covered by this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker to the Partnership and the Master pursuant to customer agreements with each of the Partnership and the Master (each, a “CGM Customer Agreement”). The Master may trade commodity futures and option contracts of any kind, but trades solely energy, energy-related products, grains, indices, lumber and softs. In addition, the Master may enter into swap contracts. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2014.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

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

Effective March 1, 2014, the Partnership entered into a new futures brokerage account agreement with MS&Co. (the “MS&Co. Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Effective that same date, the Partnership terminated its existing selling agent agreement and entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee, the amount of which is calculated by multiplying the Partnership’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side. The ongoing selling agent fee amount is reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisers who have sold Redeemable Units in the Partnership.

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from $18.00 each for round turn futures transactions and up to an equivalent amount for swaps to $15.00 each for round turn futures transactions and up to an equivalent amount for swaps, and from $9.00 each per side for options transactions to $7.50 each per side for options transactions. As of the same date, the administrative fee paid to the General Partner was increased from an annual rate of 0.50% to an annual rate of 0.75%. The ongoing selling agent fee continues to be reduced by applicable floor brokerage. The October 1, 2014 fee changes are not expected to have a materially adverse effect on the fees payable by the Partnership.

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

As of September 30, 2014, the Partnership owned approximately 32.8% of the Master. As of December 31, 2013, the Partnership owned approximately 32.7% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, swap and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. During the period covered by this report, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, if any, in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2014 and 2013 are presented below:

AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2014	2013
Assets:
Equity in trading account:
Cash	$317,656,704	$427,829,581
Cash margin	30,317,761	20,401,097
Net unrealized appreciation on open futures and exchange-cleared swap contracts	3,730,661	3,968,683
Options purchased, at fair value (cost $45,689,965 and $49,583,260, respectively)	15,213,379	25,074,590
Receivable from Orion	—	34,249

Total assets	$366,918,505	$477,308,200

Liabilities and Members’ Capital:
Liabilities:
Options premium received, at fair value (premium $21,538,722 and $35,897,312, respectively)	$14,742,518	$14,379,750
Accrued expenses:
Clearing fees due to MS&Co.	27,154	3,782
Professional fees	296,678	179,064

Total liabilities	15,066,350	14,562,596

Members’ Capital:
Members’ Capital, 39,130.5686 and 49,663.4600 units outstanding at September 30, 2014 and December 31, 2013, respectively	351,852,155	462,745,604

Total liabilities and members’ capital	$366,918,505	$477,308,200

Net asset value per unit	$8,991.75	$9,317.63

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

AAA Master Fund LLC

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange-Cleared Swap Contracts Purchased
Energy
IPE Brent Crude Oil Nov 14 - Feb 15	5,346	$(29,800,422)	(8.47)%
Other	5,530	(14,257,174)	(4.05)

Total futures and exchange-cleared swap contracts purchased		(44,057,596)	(12.52)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
NYMEX LT Crude Oil Nov 14 - Dec 16	5,090	18,320,022	5.21
Other	6,442	29,468,235	8.37

Total futures and exchange-cleared swap contracts sold		47,788,257	13.58

Net unrealized appreciation on open futures and exchange-cleared swap contracts		3,730,661	1.06

Options Purchased
Call
Energy	8,602	5,327,065	1.51

Call options purchased		5,327,065	1.51

Put
Energy	6,981	9,886,314	2.81

Put options purchased		9,886,314	2.81

Total options purchased		15,213,379	4.32

Options Premium Received
Call
Energy	2,366	395,522	0.11

Call options premium received		395,522	0.11

Put
Energy	5,273	(15,138,040)	(4.30)

Put options premium received		(15,138,040)	(4.30)

Total options premium received		(14,742,518)	(4.19)

Net fair value		$4,201,522	1.19%

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

AAA Master Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Investment income:
Interest income	$10,418	$24,072	$53,727	$149,502

Expenses:
Clearing fees	452,324	609,425	714,976	2,650,017
Professional fees	46,054	74,708	277,051	284,833

Total expenses	498,378	684,133	992,027	2,934,850

Net investment income (loss)	(487,960)	(660,061)	(938,300)	(2,785,348)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(4,766,568)	(39,121,654)	8,298,643	(89,538,102)
Change in net unrealized gains (losses) on open contracts	(2,605,773)	16,710,830	(20,927,296)	19,026,771

Total trading results	(7,372,341)	(22,410,824)	(12,628,653)	(70,511,331)

Net income (loss)	(7,860,301)	(23,070,885)	(13,566,953)	(73,296,679)
Subscriptions	650,643	2,465,865	19,660,909	35,297,684
Redemptions	(31,059,733)	(103,164,850)	(116,933,678)	(239,335,368)
Distribution of interest to feeder funds	(10,418)	(24,072)	(53,727)	(149,502)

Net increase (decrease) in Members’ Capital	(38,279,809)	(123,793,942)	(110,893,449)	(277,483,865)
Members’ Capital, beginning of period	390,131,964	689,068,230	462,745,604	842,758,153

Members’ Capital, end of period	$351,852,155	$565,274,288	$351,852,155	$565,274,288

Net asset value per unit (39,130.5686 and 61,091.9961 units outstanding in September 30, 2014 and 2013, respectively)	$8,991.75	$9,252.84	$8,991.75	$9,252.84

Net income (loss) per unit*	$(192.63)	$(346.92)	$(324.64)	$(966.00)

Weighted average units outstanding	41,551.9917	68,389.3639	44,223.7937	75,771.4237

*	Based on change in net asset value per unit before distribution of interest income to feeder funds.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)*	$(92.11)	$(150.18)	$(150.42)	$(427.35)
Interest income allocated from Master	0.09	0.13	0.41	0.71
Expenses**	(19.29)	(19.22)	(60.35)	(60.05)

Increase (decrease) for the period	(111.31)	(169.27)	(210.36)	(486.69)
Net asset value per unit, beginning of period	3,473.89	3,738.08	3,572.94	4,055.50

Net asset value per unit, end of period	$3,362.58	$3,568.81	$3,362.58	$3,568.81

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, were $(68.26), $(131.25), $(114.26) and $(366.48), respectively.
**	Excludes ongoing selling agent fees and clearing fees and includes allocation to Special Limited Partner in the three and nine months ended September 30, 2014 and 2013, if any. Total expenses including ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, were $(43.14), $(38.15), $(96.51) and $(120.92), respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to Average Net Assets:***
Net investment income (loss)	(5.1)%	(4.3)%	(3.7)%	(4.4)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(5.1)%	(4.3)%	(3.7)%	(4.4)%

Operating expenses	5.1%	4.4%	3.7%	4.4%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and allocation to Special Limited Partner	5.1%	4.4%	3.7%	4.4%

Total return:
Total return before allocation to Special Limited Partner	(3.2)%	(4.5)%	(5.9)%	(12.0)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(3.2)%	(4.5)%	(5.9)%	(12.0)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)*	$(191.78)	$(346.14)	$(319.50)	$(964.06)
Interest income	0.26	0.37	1.24	1.96
Expenses **	(1.11)	(1.15)	(6.38)	(3.90)

Increase (decrease) for the period	(192.63)	(346.92)	(324.64)	(966.00)
Distribution of interest income to feeder funds	(0.26)	(0.37)	(1.24)	(1.96)
Net asset value per unit, beginning of period	9,184.64	9,600.13	9,317.63	10,220.80

Net asset value per unit, end of period	$8,991.75	$9,252.84	$8,991.75	$9,252.84

*	Includes clearing fees.
**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)****	(0.5)%	(0.4)%	(0.3)%	(0.5)%

Operating expenses	0.5%	0.4%	0.3%	0.6%

Total return	(2.1)%	(3.6)%	(3.5)%	(9.5)%

***	Annualized.

****	Interest income less total expenses.

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

The MS&Co. Customer Agreement with the Partnership and the Master gives, and the CGM Customer Agreements with the Partnership and the Master each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

Ongoing selling agent fees paid to Morgan Stanley Wealth Management are, and brokerage commissions previously paid to MS&Co. and CGM were, based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master.

Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s ownership of the Master.

All trading, exchange, clearing, user, give-up and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to its members, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended September 30, 2014 and 2013 were 20,059 and 25,686, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the nine months ended September 30, 2014 and 2013 were 12,480 and 39,243, respectively. The monthly average number of option contracts traded during the three months ended September 30, 2014 and 2013 were 22,313 and 39,650, respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2014 and 2013 were 16,101 and 51,431, respectively.

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

The following tables summarize the valuation of the Master’s investments as of September 30, 2014 and December 31, 2013, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Gross Amounts not Offset in the Statement of Financial Condition
September 30, 2014				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$48,927,171	$(45,196,510)	$3,730,661	$—	$—	$3,730,661
Options purchased	15,213,379	—	15,213,379	(14,742,518)	—	470,861

Total assets	64,140,550	(45,196,510)	18,944,040	(14,742,518)	—	4,201,522

Liabilities
Futures	$(45,196,510)	$45,196,510	$—	$—	$—	$—
Options premium received	(14,742,518)	—	(14,742,518)	14,742,518	—	—

Total liabilities	(59,939,028)	45,196,510	(14,742,518)	14,742,518	—	—

Net fair value						$4,201,522

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

The following tables indicate the Master’s gross fair values of derivative instruments of futures and exchange-cleared swap and option contracts as separate assets and liabilities as of September 30, 2014 and December 31, 2013.

	September 30, 2014
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$48,927,171

Total unrealized appreciation on open futures and exchange-cleared swap contracts	48,927,171

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	(45,196,510)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	(45,196,510)

Net unrealized appreciation on open futures and exchange-cleared swap contracts	$3,730,661	*

Assets
Options Purchased
Energy	$15,213,379

Total options purchased	$15,213,379	**

Liabilities
Options Premium Received
Energy	$(14,742,518)

Total options premium received	$(14,742,518	)***

*	This amount is in “Net unrealized appreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2014 and 2013.

Sector	Three Months Ended September 30, 2014 Gain (loss) from trading		Three Months Ended September 30, 2013 Gain (loss) from trading		Nine Months Ended September 30, 2014 Gain (loss) from trading		Nine Months Ended September 30, 2013 Gain (loss) from trading
Energy	$(7,372,341)		$(22,410,824)		$(12,628,653)		$(70,511,331)

Total	$(7,372,341	)****	$(22,410,824	)****	$(12,628,653	)****	$(70,511,331	)****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Members’ Capital.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

The Partnership values its investments in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year end December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$115,564,458	$—	$115,564,458	$—

Net fair value	$115,564,458	$—	$115,564,458	$—

		Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$151,255,621	$—	$151,255,621	$—

Net fair value	$151,255,621	$—	$151,255,621	$—

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

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$48,927,171	$48,927,171	$—	$—
Options purchased	15,213,379	15,213,379	—	—

Total assets	64,140,550	64,140,550	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$45,196,510	$45,196,510	$—	$—
Options premium received	14,742,518	14,742,518	—	—

Total liabilites	59,939,028	59,939,028	—	—

Net fair value	$4,201,522	$4,201,522	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$8,128,408	$8,128,408	$—	$—
Options purchased	25,074,590	25,074,590	—	—

Total assets	33,202,998	33,202,998	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$4,159,725	$4,159,725	$—	$—
Options premium received	14,379,750	14,379,750	—	—

Total liabilities	18,539,475	18,539,475	—	—

Net fair value	$14,663,523	$14,663,523	$—	$—

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

AAA Capital Energy Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than as referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures and exchange-cleared swap contracts and options purchased at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 26.7% from $147,386,578 to $108,082,438. This decrease was attributable to redemptions of 9,490.4410 Redeemable Units resulting in an outflow of $33,144,141 and redemptions of 220.9260 General Partner unit equivalents totaling $742,881, coupled with the net loss of $7,550,780, which was partially offset by subscriptions of 603.2370 Redeemable Units totaling $2,133,662. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2014, the Master’s capital decreased 24.0% from $462,745,604 to $351,852,155. This decrease was attributable to the redemptions of 12,617.1311 units totaling $116,933,678 and distribution of interest income to feeder funds totaling $53,727, coupled with the net loss of $13,566,953, which was partially offset by the subscriptions of 2,084.2397 units totaling $19,660,909. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per unit decreased 3.2% from $3,473.89 to $3,362.58 as compared to a decrease of 4.5% in the same period of 2013. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before fees and expenses in the third quarter of 2014 of $2,424,881. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil, NYMEX Gasoline and NYMEX Natural Gas and were partially offset by gains in NYMEX Heating Oil and NYMEX Crude Oil. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2013 of $6,745,568. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil, IPE Gas Oil, NYMEX Gasoline, NYMEX Heating Oil and NYMEX Natural Gas and were partially offset by gains in NYMEX Crude Oil.

The most significant losses were incurred during August and September from long positions in Brent crude oil futures as prices moved lower on weakening global demand and increased oil production in the U.S. and Middle East. Additional losses were incurred during August and September from long positions in RBOB gasoline futures as prices declined after industry reports indicated U.S. fuel stockpiles increased faster than previous forecasts predicted during the summer months. During July long positions in natural gas futures incurred losses as prices moved lower as much of the U.S. experienced mild weather. These losses were partially offset by gains recorded during July, August, and September from short positions in heating oil futures as prices declined on news that fuel inventory levels were higher than previous estimates predicted during the second quarter. Additional gains were experienced from short WTI crude oil positions during July and September as prices moved lower after government reports showed continued growth in U.S. oil production.

During the nine months ended September 30, 2014, the net asset value per unit decreased 5.9% from $3,572.94 to $3,362.58 as compared to a decrease of 12.0% in the same period of 2013. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2014 of $4,011,100. Losses were primarily attributable to the Master’s trading of commodity futures in IPE Brent Crude Oil and NYMEX Gasoline and were partially offset by gains in NYMEX Heating Oil, NYMEX Crude Oil and NYMEX Natural Gas. The Partnership, for its own account, through its investment in the Master experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2013 of $22,424,504. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil, NYMEX Crude Oil, NYMEX Energy Swaps, IPE Gas Oil, NYMEX Gasoline and NYMEX Heating Oil and were partially offset by gains in NYMEX Natural Gas.

        The most significant losses were recorded during September from long positions in Brent crude oil futures as prices moved lower on weakening global demand and increased oil production in the U.S. and Middle East. Additional losses were incurred during May from short positions in Brent crude oil futures as prices moved higher as tensions between Ukraine and Russia increased speculation of potential sanctions against Russia. Losses during June were experienced from short positions in Brent crude oil futures as prices rose after uprisings in Iraq and Libya threatened to curtail exports from the Middle East. During July, August, and September further losses were recorded from long positions in RBOB gasoline futures as prices declined as U.S. refineries increased production at near record rates. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved during September from short positions in heating oil futures as prices declined on news that fuel inventory levels were higher than previous estimates predicted during the second quarter. Additional gains during February were recorded from long positions in heating oil futures as prices advanced on increased demand in the U.S. due to persistent, prolonged cold weather throughout much of the country. During July and September, gains were experienced from short WTI crude oil positions as prices moved lower as government reports showed continued growth in U.S. oil production. During February, gains were recorded from long natural gas positions as prices rallied early in the month after cold weather in the U.S. increased demand for heating homes and businesses. Additional gains were recorded during April from long positions in natural gas futures as prices moved higher after government data indicated fuel inventories fell to an 11-year-low.

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

Ongoing selling agent fees are, and brokerage commissions were, based on the number of trades executed by the Advisor and the Partnership’s ownership percentage of the Master. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees and brokerage commissions, as applicable, for the three and nine months ended September 30, 2014 decreased by $90,246 and $1,682,761, respectively, as compared to the corresponding periods in 2013. This decrease is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013.

        Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three and nine months ended September 30, 2014 decreased by $3,459 and $26,183, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates for the Partnership during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s account) and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $243,834 and $975,567, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2014 decreased by $81,277 and $325,187, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to a decrease in average net assets during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2014 and 2013. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended September 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, the Master’s total capitalization was $351,852,155 and the Partnership owned approximately 32.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2014 was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$25,244,293	7.17%	$28,036,788	$19,741,342	$26,704,046

Total	$25,244,293	7.17%

*	Average monthly Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2014, there were additional subscriptions of 183.9360 Redeemable Units totaling $635,584. The Redeemable Units and Special Limited Partner equivalents were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner equivalents were purchased by accredited investors in a private offering.

Net offering proceeds were used for the trading of commodity interests, including futures contracts, options and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	505.0490	$3,463.65	N/A	N/A
August 1, 2014 - August 31, 2014	942.6530	$3,345.37	N/A	N/A
September 1, 2014 - September 30, 2014	1,823.5550	$3,362.58	N/A	N/A
	3,271.2570	$3,373.22	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.     Mine Safety Disclosures – Not applicable

Item 5.    Other Information – None

Item 6.    Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 21, 2002 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(h) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated May 19, 2010 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2010 and incorporated herein by reference).

10.1(a)	Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.1(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(c)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.3	Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
(a)	Letter from the General Partner extending Advisor Agreement for 2012, dated June 1, 2012 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner amending the Advisory Agreement by and among the Partnership, the General Partner and the Advisor, dated December 20, 2012 (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.4(a)	Amended and Restated Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC, and CGM, dated November 11, 2009 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 29, 2013 (filed as Exhibit 10.4(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(c)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed as Exhibit 10.4(c) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(d)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.4(d) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	— Section 1350 Certification (Certification of Director) (filed herewith).

32.2	— Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA CAPITAL ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan Director

Date:	November 13, 2014

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date:	November 13, 2014