Form 10-Q
period 2015-03-31
Managed Futures Premier Energy Fund L.P. II
filed 2015-05-13
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes       No X

As of April 30, 2015, 22,318.7788 Limited Partnership Redeemable Units were outstanding.

MANAGED FUTURES PREMIER ENERGY FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Energy Fund L.P. II

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014

Assets:
Redemptions receivable from Master (1)	$—	$103,699,450
Cash	—	134,106
Equity in trading account:
Cash	78,759,625	—
Cash margin	268,978	—

Total trading equity	79,028,603	—
Interest receivable	427	—

Total assets	$79,029,030	$103,833,556

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$94,310	$—
Accrued expenses:
Ongoing selling agent fees	131,558	173,056
Management fees	81,950	76,969
Administrative fees	49,170	64,737
Other	131,550	81,153
Redemptions payable to General Partner	74,862	249,780
Redemptions payable to Special Limited Partner	—	1,589,117
Redemptions payable to Limited Partners	1,277,054	17,095,301

Total liabilities	1,840,454	19,330,113

Partners’ Capital:
General Partner, 236.9649 and 273.6669 unit equivalents outstanding at March 31, 2015 and December 31, 2014, respectively	802,702	937,098
Special Limited Partner, 0.0000 Redeemable Units outstanding at March 31, 2015 and December 31, 2014	—	—
Limited Partners, 22,549.7968 and 24,404.4468 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	76,385,874	83,566,345

Total partners’ capital	77,188,576	84,503,443

Total liabilities and partners’ capital	$79,029,030	$103,833,556

Net asset value per unit	$3,387.43	$3,424.23

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Condensed Schedule of Investments

March 31, 2015

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	402	$(114,310)	(0.15)%

Total futures contracts purchased		(114,310)	(0.15)

Futures Contracts Sold
Energy	403	20,000	0.03

Total futures contracts sold		20,000	0.03

Net fair value		$(94,310)	(0.12)%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment income:
Interest income	$1,465	$—
Interest income allocated from Master	—	8,790

Total investment income	1,465	8,790

Expenses:
Expenses allocated from Master	—	80,489
Clearing fees	106,273	—
Ongoing selling agent fees	264,673	173,902
Management fees	164,901	536,281
Administrative fees	98,941	178,761
Other	59,326	71,397

Total expenses	694,114	1,040,830

Net investment income (loss)	(692,649)	(1,032,040)

Trading Results:
Net gains (losses) on trading of commodity interests and as allocated from Master:
Net realized gains (losses) on closed contracts	(112,515)	—
Net realized gains (losses) on closed contracts allocated from Master	—	4,323,862
Change in net unrealized gains (losses) on open contracts	(94,310)	—
Change in net unrealized gains (losses) on open contracts allocated from Master	—	(4,658,973)

Total trading results	(206,825)	(335,111)

Net income (loss)	(899,474)	(1,367,151)
Subscription—Limited Partners	—	1,053,535
Redemptions—Limited Partners	(6,290,530)	(14,805,009)
Redemptions—General Partner	(124,863)	—

Net increase (decrease) in Partners' Capital	(7,314,867)	(15,118,625)
Partners' Capital, beginning of period	84,503,443	147,386,578

Partners' Capital, end of period	$77,188,576	$132,267,953

Net asset value per unit (22,786.7617 and 37,386.9692 units outstanding at March 31, 2015 and 2014, respectively)	$3,387.43	$3,537.81

Net income (loss) per unit *	$(36.80)	$(35.13)

Weighted average units outstanding	23,877.6447	40,188.0415

*	Represents the change in net asset value per unit during this period.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

1.	Organization:

Managed Futures Premier Energy Fund L.P. II (formerly, AAA Capital Energy Fund L.P. II) (the “Partnership”) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges, and swaps. The Partnership is authorized to trade only energy and energy-related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swap and option contracts of any kind. In addition, the Partnership engages in swap transactions involving crude oil and other energy-related products. The commodity interests traded by the Partnership are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States Treasury Bills. During the initial offering period, the Partnership sold 93,975 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on July 1, 2002. From July 1, 2002 to December 31, 2014 the Partnership engaged indirectly in the speculative trading of a diversified portfolio of commodity interests through its investment in AAA Master Fund LLC (the “Master”). Since February 1, 2015, the Partnership has engaged directly in such trading. The Partnership privately and continuously offers Redeemable Units. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of March 31, 2015, all trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan” or the “Advisor”).

On July 1, 2002, the Partnership allocated substantially all of its capital to the Master, a New York limited liability company. The Partnership purchased 64,945.0387 units of the Master with a fair value of $94,925,000. The Master permitted commodity pools managed by AAA Capital Management Advisors, Ltd. (“AAA”) using the Energy Program — Futures and Swaps, a proprietary, discretionary trading program, to invest together in one trading vehicle. Effective December 31, 2014, AAA ceased to act as the Partnership’s trading advisor, and the Partnership redeemed its entire investment in the Master for cash equal to $103,699,450. In addition, AAA was a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). Effective December 31, 2014, AAA fully redeemed as a special limited partner from the Partnership. The General Partner was the managing member of the Master (in such capacity, the “Managing Member”).

Effective January 1, 2015, the Partnership changed its name from AAA Capital Energy Fund L.P. II to Managed Futures Premier Energy Fund L.P. II.

For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded and no fees or expenses were charged to the Partnership, including the monthly ongoing selling agent fee. Effective February 1, 2015, the Partnership allocated $81,466,647 to Pan. As of that date, the Advisor commenced trading the Partnership’s assets directly pursuant to its Energy Trading Program, a proprietary, discretionary trading program. The advisor will concentrate the Partnership’s trading in energy-related markets. The Advisor became a special limited partner of the Partnership. References herein to the “Advisor” and the “Special Limited Partner” may include “Pan” or “AAA,” as applicable.

The General Partner is not aware of any material changes to the trading program other than as discussed above during the fiscal quarter ended March 31, 2015.

The Partnership’s commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

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

Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee in return for its services equal to 1/12 of 0.75% (0.75% per year) of month-end Net Assets of the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee of 1/12 of 0.50% (0.50% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for purposes of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the monthly management fee, the administrative fee and any redemptions or distributions as of the end of such month.

Effective March 1, 2014, the Partnership entered into a new Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the MS&Co. Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Effective that same date, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management (the “Second MSWM Selling Agreement”). Pursuant to the Second MSWM Selling Agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side. Effective October 1, 2014, the ongoing selling agent fee was reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions. The ongoing selling agent fee amount was reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to financial advisers who have sold Redeemable Units in the Partnership. The Partnership has terminated the Second MSWM Selling Agreement.

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014.

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

As of December 31, 2014, the Partnership owned approximately 67.0% of the Master, prior to its full redemption from the Master effective December 31, 2014. The performance of the Partnership was directly affected by the performance of the Master. The Master’s trading of futures, swap and option contracts, as applicable, was done primarily on U.S. and foreign commodity exchanges. During the period covered by this report and during prior periods covered by this report, the Master (prior to the Master’s full redemption effective December 31, 2014) and the Partnership engaged in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statement of Financial Condition and Statement of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, if any, in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment in the Master: The Partnership carried its investment in the Master at fair value based on the Master’s net asset value per unit as calculated by the Master.

Partnership’s/Master’s Investments — Fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

All commodity interests of the Partnership (including derivative financial instruments and derivative commodity instruments) are held, and those of the Master were held, for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Partnership’s/Master’s Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported on the Partnership’s/Master’s Statements of Income and Expenses and Changes in Partners’ Capital/Members’ Capital.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) Per Unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Master’s Statement of Financial Condition as of December 31, 2014 (termination of operations) (liquidation basis) and Statement of Income and Expenses for the three months ended March 31, 2014 are presented below:

AAA Master Fund LLC

Statement of Financial Condition

December 31,
2014*
Assets:
Equity in trading account:
Cash	$154,899,638

Total assets	$154,899,638

Liabilities and Members’ Capital:
Liabilities:
Accrued expenses:
Clearing fees due to MS&Co.	$8,693
Professional fees	85,774
Liquidation redemptions payable	154,805,171

Total liabilities	154,899,638

Members’ Capital:
Members’ Capital, 0.0000 units outstanding at December 31, 2014	—

Total liabilities and members’ capital	$154,899,638

Net asset value per unit	$—

*	Presented on a liquidation basis of accounting.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

AAA Master Fund LLC

Statement of Income and Expenses and Changes in Members’ Capital

(Unaudited)

Three Months Ended
March 31,
2014
Investment income:
Interest income	$29,137

Expenses:
Clearing fees	125,785
Professional fees	111,484

Total expenses	237,269

Net investment income (loss)	(208,132)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	12,517,649
Change in net unrealized gains (losses) on open contracts	(13,617,998)

Total trading results	(1,100,349)

Net income (loss)	(1,308,481)
Subscriptions	8,499,847
Redemptions	(60,744,348)
Distribution of interest income to feeder funds	(29,137)

Net increase (decrease) in Members’ Capital	(53,582,119)
Members’ Capital, beginning of period	462,745,604

Members’ Capital, end of period	$409,163,485

Net asset value per unit (44,054.6720 units outstanding at March 31, 2014)	$9,287.63

Net income (loss) per unit*	$ (29.35)

Weighted average units outstanding	47,505.9370

*	Represents the change in net asset value per unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Net realized and unrealized gains (losses)	$(7.29)	$(9.44)
Interest income	0.06	0.22
Expenses	(29.57)	(25.91)

Increase (decrease) for the period	(36.80)	(35.13)
Net asset value per unit, beginning of period	3,424.23	3,572.94

Net asset value per unit, end of period	$3,387.43	$3,537.81

In the financial highlights, the ongoing selling agent fees and clearing fees which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31,
	2015	2014
Ratios to Average Net Assets:*
Net investment income (loss)**	(3.5)%	(3.0)%

Operating expenses	3.5%	3.0%
Allocation to Special Limited Partner	—%	—%

Total expenses and allocation to Special Limited Partner	3.5%	3.0%

Total return:
Total return before allocation to Special Limited Partner	(1.1)%	(1.0)%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	(1.1)%	(1.0)%

*	Annualized (except for allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master as applicable.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

Financial Highlights of the Master:

Three Months Ended March 31,
2014
Net realized and unrealized gains (losses)	$(24.76)
Interest income	0.65
Expenses	(5.24)

Increase (decrease) for the period	(29.35)
Distribution of interest income to feeder funds	(0.65)
Net asset value per unit, beginning of period	9,317.63

Net asset value per unit, end of period	$9,287.63

In the financial highlights, the clearing fees which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

Three Months Ended March 31,
2014
Ratios to average net assets:*
Net investment income (loss)**	(0.2)%

Operating expenses	0.2%

Total return	(0.3)%

*	Annualized.

**	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the non-managing member class using each non-managing members’ share of income, expenses and average net assets.

4.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invested substantially all of its assets through a “master-feeder” structure, prior to its full redemption from the Master effective December 31, 2014. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

The MS&Co. Customer Agreement with the Partnership gives, and prior to the Partnership’s full redemption from the Master effective December 31, 2014 gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts. The Partnership nets and the Master netted, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

Trading and transaction fees are, and ongoing selling agent fees and brokerage commissions were, based on the number of trades executed by the Advisor and, prior to the Partnership’s full redemption from the Master effective December 31, 2014, the Partnership’s ownership percentage of the Master. All fees, including professional fees and other expenses are charged to the Partnership. Prior to the Partnership’s full redemption from the Master, professional fees and other expenses were borne by the Master and allocated to the Partnership and also directly charged at the Partnership level. All other fees were charged at the Partnership level.

All of the commodity interests owned by the Partnership are, and by the Master were, held for trading purposes. The Partnership’s monthly average number of futures contracts traded during the period February 1, 2015 to March 31, 2015 was 10,044. The Master’s monthly average number of futures and exchange-cleared swap contracts traded during the three months ended March 31, 2014 was 9,431. The Partnership’s monthly average number of option contracts traded during the period February 1, 2015 to March 31, 2015 was 1,631. The Master’s monthly average number of option contracts traded during the three months ended March 31, 2014 was 12,417. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded. Due to the change in structure of the Partnership from a “master-feeder” to direct trading as discussed in Note 1, “Organization,” the calculation of the monthly average number of contracts traded as disclosed above is based on each month’s average total number of contracts traded during the month for the Partnership, and for the Master was based on the average number of open contracts as of the end each month.

The Partnership discloses both gross information and net information about financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards.

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2015.

				Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged/ Received(1)	Net Amount
Assets
Futures	$39,760	$(39,760)	$—	$—	$—	$—

Total assets	39,760	(39,760)	—	—	—	—

Liabilities
Futures	$(134,070)	$39,760	$(94,310)	$—	$—	$(94,310)

Total liabilities	(134,070)	39,760	(94,310)	—	—	(94,310)

Net fair value						$(94,310	)(1)

(1)	In the event of default by the Partnership, MS&Co., the sole counterparty to the Partnership’s derivative contracts, has the right to offset the Partnership’s obligation with the cash held by the Partnership, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following table indicate the Partnership’s gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of March 31, 2015.

March 31, 2015
Assets
Futures Contracts
Energy	$39,760

Total unrealized appreciation on open futures contracts	39,760

Liabilities
Futures Contracts
Energy	(134,070)

Total unrealized depreciation on open futures contracts	(134,070)

Net unrealized depreciation on open futures contracts	$(94,310)*

*	This amount is included in “Net unrealized depreciation on open futures contracts” on the Partnership’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2015 and 2014.

Sector	Three Months Ended March 31, 2015 Gain (loss) from trading		Three Months Ended March 31, 2014 Gain (loss) from trading
Energy	$(206,825)		$(1,100,349)

Total	$(206,825	)*	$(1,100,349	)**

*	This amount is included in “Total trading results” on the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.
**	This amount is included in “Total trading results” on the Master’s Statement of Income and Expenses and Changes in Members’ Capital.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

5.	Fair Value Measurements:

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

The Partnership/Master considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2015 and December 31, 2014, the Partnership/Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the three months ended March 31, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The Master did not hold any investments at December 31, 2014.

March 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$39,760	$39,760	$—	$—

Total assets	39,760	39,760	—	—

Liabilities
Futures	$134,070	$134,070	$—	$—

Total liabilities	134,070	134,070	—	—

Net fair value	$(94,310)	$(94,310)	$—	$—

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership is, and through its investment in the Master prior to its full redemption effective December 31, 2014 was, party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may trade on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized option and swap contracts. Certain swap contracts may also trade on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and include certain option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

The Partnership trades and the Master traded futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) are made or received by the Partnership on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. The Master made and received variation margin payments and, when a contract was closed, recorded a realized gain or loss in the same manner as does the Partnership. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Master’s Statement of Income and Expenses and Changes in Members’ Capital and the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership is permitted and the Master was permitted to purchase and write (sell), both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes and the Master wrote an option, the premium received is or was recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases and the Master purchased an option, the premium paid is or was recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on option contracts are included in the Master’s Statement of Income and Expenses and Changes in Members’ Capital and the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Partnership. The Partnership is and the Master was exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

March 31, 2015

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. In the event of a counterparty default, the Partnership’s risk of loss is, and the Master’s risk of loss was, typically limited to the amounts recognized in the Statements of Financial Condition and was not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is, and the Master’s risk of loss was, reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and permitted the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. or an MS&Co. affiliate was the counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co., the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

The Advisor concentrates, and AAA concentrated, the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts had been traded on behalf of the Partnership/Master. The Partnership continues to be subject to such risk. As both a buyer and seller of options, the Partnership/Master paid or received a premium at the outset and then assumed the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Partnership/Master to potentially unlimited liability; for purchased options, the risk of loss was limited to the premiums paid. Certain written put options permitted cash settlement and did not require the option holder to own the reference asset. The Partnership/Master did not consider these contracts to be guarantees. The Partnership continues to be subject to such risk.

The General Partner monitors and attempts to control, and the Managing Member monitored and attempted to control, the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may have been subject. These monitoring systems generally allowed the General Partner/Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, exchange cleared swap and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments matured within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not have been held to maturity.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading accounts, consisting of cash, cash margin and interest receivable. The Master did not engage in the sale of goods or services. The Master’s only asset was cash. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, Partnership capital decreased 8.7% from $84,503,443 to $77,188,576. This decrease was attributable to redemptions of 1,854.6500 Redeemable Units resulting in an outflow of $6,290,530 and redemptions of 36.7020 General Partner unit equivalents totaling $124,863, coupled with the net loss of $899,474. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2015, the net asset value per unit decreased 1.1% from $3,424.23 to $3,387.43 as compared to a decrease of 1.0% in the same period of 2014. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2015 of $206,825. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership, for its own account through its investment in the Master, prior to its full redemption effective December 31, 2014, experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2014 of $335,111. Losses were primarily attributable to the Master’s trading of commodity futures in Brent Crude Oil, NYMEX Gasoline, and NYMEX Heating Oil and were partially offset by gains in NYMEX Crude Oil and NYMEX Natural Gas.

The Partnership recorded losses at the start of the February due to short positions in natural gas futures after severe weather in the U.S. Midwest and Northeast spurred demand from homes and businesses. In the middle of February, weather again drove natural gas prices higher as much of the country faced colder-than-normal temperatures. Additionally, an industry report released mid-month indicated that the number of working natural gas rigs in the U.S. decreased during January adding further upward pressure to gas prices. The Partnership’s short positions recorded periodic gains during the latter half of February, but prices overall moved higher as cold weather driven demand combined with slightly negative supply information to boost prices higher. A portion of the Partnership’s losses during the first quarter was offset by gains achieved during March as a fall in natural gas prices at the start of the month positively affected short positions. The Partnership’s short positioning bias also benefitted from the release of an Energy Information Agency report in the middle of March that indicated that residential and business natural gas consumption fell during the early stages of the month. Mild weather that blanketed many of the major gas consuming regions in the U.S. throughout March combined with the release of a report which showed that natural gas inventories advanced from the same period in the previous year to help the Partnership’s short positions record profits during the latter half of the month.

Commodity markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Partnership the change in the calculation methodology depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership expects to increase capital through operations.

Ongoing selling agent fees based were on the number of trades executed by AAA and the Partnership’s ownership percentage of the Master, prior to its full redemption effective December 31, 2014. Effective December 31, 2014, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and instead, effective February 1, 2015, began to pay an ongoing selling based on a percentage of the Partnership’s assets. Ongoing selling agent fees for the three months ended March 31, 2015 increased by $90,771 as compared to the corresponding period in 2014. No ongoing selling agent fees were charged to the Partnership for the period from January 1, 2015 to January 31, 2015. This increase is primarily due to the change in the calculation methodology for the three months ended March 31, 2015 as compared to the corresponding period in 2014.

        Interest income on 80% of the Partnership’s average daily equity allocated to it by either directly or through its investment in the Master, prior to its full redemption effective December 31, 2014, during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income earned directly or allocated from the Master for the three months ended March 31, 2015 decreased by $7,325, as compared to the corresponding period in 2014. The decrease in interest income is primarily due to lower average daily equity for the Partnership during the three months ended March 31, 2015 as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s Master’s account and upon interest rates over which the Partnership and MS&Co. have no control.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2015 decreased by $371,380 as compared to the corresponding period in 2014. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2015 as compared to the corresponding period in 2014. In addition, no management fee was charged to the Partnership for the period from January 1, 2015 to January 31, 2015.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2015 decreased by $79,820 as compared to the corresponding period in 2014. The decrease in administrative fees is due to a decrease in average net assets during the three months ended March 31, 2015 as compared to the corresponding period in 2014. In addition, no administrative fee was charged to the Partnership for the period from January 1, 2015 to January 31, 2015.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor/AAA. There were no profit share allocations made for the three months ended March 31, 2015 and 2014. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss either directly or through its investment in the Master prior to its full redemption effective December 31, 2014. The Partnership is, and the Master was, a speculative commodity pool. The market sensitive instruments held by Partnership are, and by the Master were, acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are, and the Master’s assets were, subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and Master’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result and resulted, respectively, in frequent changes in the fair value of the Partnership’s and Master’s open positions and, consequently, in their earnings and cash balances. The Partnership’s market risk is, and the Master’s market risk was, influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Master’s open contracts and the liquidity of the markets in which the Partnership trades and the Master traded.

The Partnership does and the Master did rapidly acquire and liquidate both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and Master’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be and the Master reasonably could have been expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Master’s speculative trading and the recurrence in the markets traded by the Partnership/Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange margin requirements have been used by the Partnership/Master as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2015, and the highest, lowest and average value during the three months ended March 31, 2015. All open position trading risk exposures of the Partnership’s have been included in calculating the figures set forth below. As of December 31, 2014, the Master no longer traded any of the Partnership’s assets. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, the Partnership’s total capitalization was $77,188,576.

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$268,978	0.35%	$6,621,154	$—	$463,806

Total	$268,978	0.35%

*	Average monthly Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2015, there were no additional subscriptions. The Redeemable Units and Special Limited Partner equivalents were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner equivalents were purchased by accredited investors in a private offering.

Net offering proceeds were used for the trading of commodity interests, including futures contracts, options and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	894.5510	$3,424.25	N/A	N/A
February 1, 2015 - February 28, 2015	583.1010	$3,344.72	N/A	N/A
March 1, 2015 - March 31, 2015	376.9980	$3,387.43	N/A	N/A
	1,854.6500	$3,391.76	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.     Mine Safety Disclosures – Not applicable

Item 5.    Other Information – None

Item 6.    Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York, dated March 21, 2002 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(h) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

(j)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 7, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 13, 2015 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement, dated May 19, 2010 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on May 24, 2010 and incorporated herein by reference).

(a)	Fourth Amended and Restated Limited Partnership Agreement, dated and effective January 1, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 7, 2015 and incorporated herein by reference).

10.1(a)	Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.1(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(c)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.3	Advisory Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd., dated April 3, 2006 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(a)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.3(a) to the annual report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

(b)	Letter from the General Partner amending the Advisory Agreement by and among the Partnership, the General Partner and the Advisor, dated December 20, 2012 (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.4(a)	Amended and Restated Agency Agreement among the Partnership, the General Partner, Morgan Stanley Smith Barney LLC, and CGM, dated November 11, 2009 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 29, 2013 (filed as Exhibit 10.4(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(c)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed as Exhibit 10.4(c) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(d)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.4(d) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

(e)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective January 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2015 and incorporated herein by reference).

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	— Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	— Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGED FUTURES PREMIER ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	May 13, 2015

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date:	May 13, 2015