Form 10-Q
period 2016-03-31
Managed Futures Premier Energy Fund L.P. II
filed 2016-05-12
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes       No X

As of April 30, 2016, 14,943.2668 Limited Partnership Redeemable Units were outstanding.

MANAGED FUTURES PREMIER ENERGY FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Energy Fund L.P. II

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $37,988,347 and $33,248,949 at March 31, 2016 and December 31, 2015, respectively)	$37,995,757	$33,247,818
Cash	9,446,857	21,750,445
Cash margin	2,788,749	182,462
Net unrealized appreciation on open futures contracts	-	49,781
Options purchased, at fair value (cost $194,800 and $53,820 at March 31, 2016 and December 31, 2015, respectively)	208,511	43,407

Total equity in trading account	50,439,874	55,273,913

Cash at bank	833	-
Interest receivable	2,133	1,969

Total assets	$50,442,840	$55,275,882

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$145,595	$-
Options written, at fair value (premium received $723,310 and $0 at March 31, 2016 and December 31 2015, respectively)	1,060,181	-
Accrued expenses:
Ongoing selling agent fees	82,062	92,126
Management fees	51,040	57,327
General Partner fees	30,624	34,396
Professional fees	156,225	149,391
Redemptions payable to Limited Partners	928,527	670,572

Total liabilities	2,454,254	1,003,812

Partners’ Capital:
General Partner, 236.9649 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	709,957	749,305
Special Limited Partner, 0.0000 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	-	-
Limited Partners, 15,780.3698 and 16,926.3698 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	47,278,629	53,522,765

Total partners’ capital (net asset value)	47,988,586	54,272,070

Total liabilities and partners’ capital	$50,442,840	$55,275,882

Net asset value per Redeemable Unit	$2,996.04	$3,162.09

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

		Number of		% of Partners’
		Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy		1,615	$378,918	0.79%

Total futures contracts purchased			378,918	0.79

Futures Contracts Sold
Energy		1,724	(524,513)	(1.09)

Total futures contracts sold			(524,513)	(1.09)

Net unrealized depreciation on open futures contracts			$(145,595)	(0.30)%

Options Purchased
Puts
Energy		511	$208,511	0.43%

Total options purchased (cost $194,800)			$208,511	0.43%

Options Written
Puts
Energy		746	$(1,060,181)	(2.21)%

Total options written (premium received $723,310)			$(1,060,181)	(2.21)%

U.S Government Securities
				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$38,000,000	4/28/16	U.S. Treasury bills, 0.23% (Amortized cost of $37,988 ,347)	$37,995,757	79.18%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Condensed Schedule of Investments

December 31, 2015

		Number of		% of Partners’
		Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy		353	$118,394	0.22%

Total futures contracts purchased			118,394	0.22

Futures Contracts Sold
Energy		48	(68,613)	(0.13)

Total futures contracts sold			(68,613)	(0.13)

Net unrealized appreciation on open futures contracts			$49,781	0.09%

Options Purchased
Puts
Energy		117	$43,407	0.08%

Total options purchased (cost $53,820)			$43,407	0.08%

U.S Government Securities
				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$33,250,000	1/21/16	U.S. Treasury bills, 0.0125% (Amortized cost of $33,248,949)	$33,247,818	61.26%

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Investment income:
Interest income	$27,959	$1,465

Total investment income	27,959	1,465

Expenses:
Clearing fees	139,386	106,273
Ongoing selling agent fees	256,552	264,673
Management fees	159,619	164,901
General Partner fees	95,771	98,941
Professional fees	60,536	59,326

Total expenses	711,864	694,114

Net investment income (loss)	(683,905)	(692,649)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,548,584)	(112,515)
Net change in unrealized gains (losses) on open contracts	(508,123)	(94,310)

Total trading results	(2,056,707)	(206,825)

Net income (loss)	(2,740,612)	(899,474)
Redemptions - Limited Partners	(3,542,872)	(6,290,530)
Redemptions - General Partner	-	(124,863)

Net increase (decrease) in Partners’ Capital	(6,283,484)	(7,314,867)
Partners’ Capital, beginning of period	54,272,070	84,503,443

Partners’ Capital, end of period	$47,988,586	$77,188,576

Net asset value per Redeemable Unit (16,017.3347 and 22,786.7617 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$2,996.04	$3,387.43

Net income (loss) per Redeemable Unit *	$(166.05)	$(36.80)

Weighted average Redeemable Units outstanding	16,669.3344	23,877.6447

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

1.	Organization:

Managed Futures Premier Energy Fund L.P. II (formerly, AAA Capital Energy Fund L.P. II) (the “Partnership”) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges, and swaps. The Partnership intends to trade only energy and energy-related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swap and option contracts of any kind. In addition, the Partnership engages in swap transactions involving crude oil and other energy-related products. The commodity interests traded by the Partnership are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 93,975 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on July 1, 2002. From July 1, 2002 to December 31, 2014 and since February 1, 2015, the Partnership has engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership no longer offers Redeemable Units for sale.

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

As of March 31, 2016, all trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan” or the “Advisor”).

Effective January 1, 2015, the Partnership changed its name from AAA Capital Energy Fund L.P. II to Managed Futures Premier Energy Fund L.P. II.

For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded and no fees or expenses were charged to the Partnership, including the monthly ongoing selling agent fee. Effective February 1, 2015, the Partnership allocated $81,466,647 to Pan. As of that date, the Advisor commenced trading the Partnership’s assets directly pursuant to its Energy Trading Program, a proprietary, discretionary trading program. The Advisor will concentrate the Partnership’s trading in energy-related markets. Effective January 1, 2015, the Advisor became a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”).

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended March 31, 2016.

During the reporting period ended March 31, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

Effective January 1, 2015, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets. Month-end Net Assets, for purposes of calculating ongoing selling agent fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees (formerly, the administrative fees), professional fees (formerly, other expenses) and any redemptions or distributions as of the end of such month.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

Effective March 1, 2014, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the MS&Co. Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “clearing fees”). The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills will be retained by the Partnership. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015.

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

Partnership’s Investments. All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, Fair Value Measurements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership followed the investment company accounting and reporting guidance of Topic 946 and reflected its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946 “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

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

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Per Redeemable Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(125.03)	$(7.29)
Net investment loss	(41.02)	(29.51)

Increase (decrease) for the period	(166.05)	(36.80)
Net asset value per Redeemable Unit, beginning of period	3,162.09	3,424.23

Net asset value per Redeemable Unit, end of period	$2,996.04	$3,387.43

	Three Months Ended
	March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.4)%	(3.5)%

Operating expenses	5.6%	3.5%
Allocation to Special Limited Partner	-%	-%

Total expenses and allocation to Special Limited Partner	5.6%	3.5%

Total return:
Total return before allocation to Special Limited Partner	(5.3)%	(1.1)%
Allocation to Special Limited Partner	-%	-%

Total return after allocation to Special Limited Partner	(5.3)%	(1.1)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for allocation to Special Limited Partner, if applicable).

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

4.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments.

The MS&Co. Customer Agreement with the Partnership gives the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor.

All of the commodity interests owned by the Partnership are held for trading purposes. The Partnership’s monthly average number of futures and option contracts traded during the period January 1, 2016 to March 31, 2016 were 9,139 and 1,785, respectively. The Partnership’s monthly average number of futures and option contracts traded during the period February 1, 2015 to March 31, 2015 were 10,044 and 1,631, respectively. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded.

The Partnership discloses both gross information and net information about financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of March 31, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
March 31, 2016	Recognized	Condition	Condition	Instruments	Pledged/Received (1)	Net Amount
Assets
Futures	$559,859	$(559,859)	$-	$-	$-	$-
Options purchased	208,511	-	208,511	(208,511)	-	-

Total assets	$768,370	$(559,859)	$208,511	$(208,511)	$-	$-

Liabilities
Futures	$(705,454)	$559,859	$(145,595)	$-	$-	$(145,595)
Options written	(1,060,181)	-	(1,060,181)	208,511	-	(851,670)

Total liabilities	$(1,765,635)	$559,859	$(1,205,776)	$208,511	$-	$(997,265)

Net fair value						$(997,265)	(1)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged/Received (1)	Net Amount
Assets
Futures	$152,271	$(102,490)	$49,781	$-	$-	$49,781
Options purchased	43,407	-	43,407	-	-	43,407

Total assets	$195,678	$(102,490)	$93,188	$-	$-	$93,188

Liabilities
Futures	$(102,490)	$102,490	$-	$-	$-	$-

Total liabilities	$(102,490)	$102,490	$-	$-	$-	$-

Net fair value						$93,188	(1)

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016
Assets
Futures Contracts
Energy	$559,859

Total unrealized appreciation on open futures contracts	559,859

Liabilities
Futures Contracts
Energy	(705,454)

Total unrealized depreciation on open futures contracts	(705,454)

Net unrealized depreciation on open futures contracts	$(145,595)	*

Assets
Options Purchased
Energy	$208,511

Total options purchased	$208,511	**

Liabilities
Options Written
Energy	$(1,060,181)

Total options written	$(1,060,181)	***

*	This amount is included in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is included in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is included in “Options written, at fair value” in the Statements of Financial Condition.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

Sector	March 31, 2016		March 31, 2015
Energy	$(2,056,707)		$(206,825)

Total	$(2,056,707)	***	$(206,825)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the period ended March 31, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$559,859	$559,859	$-	$-
Options purchased	208,511	208,511	-	-
U.S. Treasury bills	37,995,757	-	37,995,757	-

Total assets	$38,764,127	$768,370	$37,995,757	$-

Liabilities
Futures	$705,454	$705,454	$-	$-
Options written	1,060,181	1,060,181	-	-

Total liabilities	$1,765,635	$1,765,635	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$152,271	$152,271	$-	$-
Options purchased	43,407	43,407	-	-
U.S. Treasury bills	33,247,818	-	33,247,818	-

Total assets	$33,443,496	$195,678	$33,247,818	$-

Liabilities
Futures	$102,490	$102,490	$-	$-

Total liabilities	$102,490	$102,490	$-	$-

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

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

Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Options. The Partnership is permitted to purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. In the event of a counterparty default, the Partnership’s risk of loss is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the counterparty or broker with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an affiliate, the Partnership’s counterparty is an exchange or clearing organization.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, U.S. Treasury bills, cash at bank and interest receivable, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, Partnership capital decreased 11.6% from $54,272,070 to $47,988,586. This decrease was attributable to redemptions of 1,146.0000 Redeemable Units resulting in an outflow of $3,542,872, coupled with the net loss of $2,740,612. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per unit decreased 5.3% from $3,162.09 to $2,996.04 as compared to a decrease of 1.1% in the same period of 2015. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2016 of $2,056,707. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2015 of $206,825. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant losses were incurred during February as mild weather throughout much of the U.S. limited demand for natural gas and moved prices dramatically lower. The Partnership’s net long positioning was also negatively affected during February after the release of U.S. Energy Information Administration (the “EIA”) reports which indicated that output from U.S. shale formations was overwhelming demand for fuel and inflated the largest natural gas supply glut in the U.S. in four years. Smaller losses were recorded during early days of March as a sharp drop in natural gas prices negatively affected the Partnership’s long positions after the release of reports which indicated that U.S. gas inventories reached record levels during the winter heating season. Additional losses were experienced during the second half of March as choppy price action dominated the natural gas markets. A portion of the Partnership’s losses during the quarter was offset by trading gains achieved during January as the Partnership’s net long exposure profited from a rise in natural gas prices early in the month after the EIA released information which showed U.S. natural gas rig counts were at a 10-year low. The Partnership also recorded gains at the end of January as a record-setting blizzard in the eastern U.S. combined with the release of EIA reports which indicated national gas storage figures were down month-to-month to drive prices higher, benefitting the Partnership’s long natural gas positions.

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

Interest income on 80% of the Partnership’s average daily equity during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership. Interest income earned for the three months ended March 31, 2016 increased by $26,494 as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016 as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity in the Partnership’s account, (ii) the amount of Treasury bills and/or money market mutual fund securities purchased by the Partnership, and (iii) upon interest rates over which the Partnership and MS&Co. have no control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2016 increased by $33,113 as compared to the corresponding period in 2015. The increase in clearing fees is primarily due to an increase in the number of trades made by the Advisor during the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 decreased by $8,121 as compared to the corresponding period in 2015. This decrease is primarily due to lower average net assets during the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2016 decreased by $5,282 as compared to the corresponding period in 2015. The decrease in management fees is primarily due to lower average net assets during the three months ended March 31, 2016 as compared to the corresponding period in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2016 decreased by $3,170 as compared to the corresponding period in 2015. This decrease is primarily due to lower average net assets during the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2016 and 2015. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss. The Partnership is a speculative commodity pool. The market sensitive instruments held by Partnership are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result and resulted, respectively, in frequent changes in the fair value of the Partnership’s open positions and, consequently, in their earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open contracts and the liquidity of the markets in which the Partnership trades.

The Partnership does rapidly acquire and liquidate both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of the Partnership’s future results.

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership’s have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, the Partnership’s total capitalization was $47,988,586. The Partnership’s Value at Risk as of March 31, 2016 was as follows:

	March 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$3,640,419	7.59%	$6,627,196	$43,143	$3,859,206

Total	$3,640,419	7.59%

*	Average monthly Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $54,272,070. The Partnership’s Value at Risk as of December 31, 2015 was as follows:

	December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$182,462	0.34%	$6,621,154	$-	$1,114,860

Total	$182,462	0.34%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were no additional subscriptions. The Redeemable Units and Special Limited Partner equivalents were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner equivalents were purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	645.9190	$3,159.12	N/A	N/A
February 1, 2016 - February 29, 2016	190.1630	$3,017.46	N/A	N/A
March 1, 2016 - March 31, 2016	309.9180	$2,996.04	N/A	N/A
	1,146.0000	$3,091.51	N/A	N/A

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

Exhibits:

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

3.2(a)

Fourth Amended and Restated Limited Partnership Agreement, dated and effective January 1, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 7, 2015 and incorporated herein by reference).

(b)

Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement, dated and effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

10.1(a)

Customer Agreement among the Partnership and Salomon Smith Barney Inc., and for limited purposes Smith Barney AAA Master Fund LLC, dated May 31, 2002 (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1,2003 and incorporated herein by reference).

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

MANAGED FUTURES PREMIER ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 12, 2016