Form 10-Q
period 2016-06-30
Managed Futures Premier Energy Fund L.P. II
filed 2016-08-11
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes       No X

As of July 31, 2016, 14,180.3918 Limited Partnership Redeemable Units were outstanding.

MANAGED FUTURES PREMIER ENERGY FUND L.P. II

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Energy Fund L.P. II

Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $17,492,596 and $33,248,949 at June 30, 2016 and December 31, 2015, respectively)	$17,495,059	$33,247,818
Cash	25,656,557	21,750,445
Cash margin	1,731,759	182,462
Net unrealized appreciation on open futures contracts	443,538	49,781
Options purchased, at fair value (cost $1,221 and $53,820 at June 30, 2016 and December 31, 2015, respectively)	1,397	43,407

Total equity in trading account	45,328,310	55,273,913

Cash at bank	608	-
Interest receivable	2,787	1,969

Total assets	$45,331,705	$55,275,882

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium received $1,063,410 and $0 at June 30, 2016 and December 31 2015, respectively)	$696,189	$-
Accrued expenses:
Ongoing selling agent fees	74,393	92,126
Management fees	46,273	57,327
General Partner fees	27,764	34,396
Professional fees	138,971	149,391
Redemptions payable to Limited Partners	706,490	670,572

Total liabilities	1,690,080	1,003,812

Partners’ Capital:
General Partner, 236.9649 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	704,196	749,305
Special Limited Partner, 0.0000 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	-	-
Limited Partners, 14,448.6388 and 16,926.3698 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	42,937,429	53,522,765

Total partners’ capital (net asset value)	43,641,625	54,272,070

Total liabilities and partners’ capital	$45,331,705	$55,275,882

Net asset value per Redeemable Unit	$2,971.73	$3,162.09

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

		Number of		% of Partners’
		Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy		1,712	$1,897,068	4.35%

Total futures contracts purchased			1,897,068	4.35

Futures Contracts Sold
Energy		1,215	(1,453,530)	(3.33)

Total futures contracts sold			(1,453,530)	(3.33)

Net unrealized appreciation on open futures contracts			$443,538	1.02%

Options Purchased
Calls
Energy		1	$1,321	0.00 *%
Puts
Energy		1	76	0.00 *

Total options purchased (cost $1,221)			$1,397	0.00 *%

Options Written
Calls
Energy		145	$(441,380)	(1.01)%
Puts
Energy		533	(254,809)	(0.58)

Total options written (premium received $1,063,410)			$(696,189)	(1.59)%

U.S Government Securities
				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$10,000,000	7/7/16	U.S. Treasury bills, 0.205% (Amortized cost of $ 9,997,096	$9,999,887	22.91%
$7,500,000	9/29/16	U.S. Treasury bills, 0.24% (Amortized cost of $7,495,500)	7,495,172	17.18

Total U.S. Government Securities			$17,495,059	40.09%

* Due to rounding.

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

Managed Futures Premier Energy Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$19,440	$1,120	$47,399	$2,585

Total investment income	19,440	1,120	47,399	2,585

Expenses:
Clearing fees	122,314	200,350	261,700	306,623
Ongoing selling agent fees	230,294	375,749	486,846	640,422
Management fees	143,238	234,150	302,857	399,051
General Partner fees	85,943	140,489	181,714	239,430
Professional fees	58,487	85,622	119,023	144,948

Total expenses	640,276	1,036,360	1,352,140	1,730,474

Net investment income (loss)	(620,836)	(1,035,240)	(1,304,741)	(1,727,889)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,059,570)	(1,422,800)	(2,608,154)	(1,535,315)
Net change in unrealized gains (losses) on open contracts	1,279,690	335,505	771,567	241,195

Total trading results	220,120	(1,087,295)	(1,836,587)	(1,294,120)

Net income (loss)	(400,716)	(2,122,535)	(3,141,328)	(3,022,009)
Redemptions - Limited Partners	(3,946,245)	(2,080,878)	(7,489,117)	(8,371,408)
Redemptions - General Partner	-	-	-	(124,863)

Net increase (decrease) in Partners’ Capital	(4,346,961)	(4,203,413)	(10,630,445)	(11,518,280)
Partners’ Capital, beginning of period	47,988,586	77,188,576	54,272,070	84,503,443

Partners’ Capital, end of period	$43,641,625	$72,985,163	$43,641,625	$72,985,163

Net asset value per Redeemable Unit (14,685.6037 and 22,159.6747 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$2,971.73	$3,293.60	$2,971.73	$3,293.60

Net income (loss) per Redeemable Unit *	$(24.31)	$(93.83)	$(190.36)	$(130.63)

Weighted average Redeemable Units outstanding	15,373.6357	22,556.7580	16,021.4850	23,217.2014

*	Represents the change in net asset value per Redeemable Unit during the period.

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

As of June 30, 2016, all trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan” or the “Advisor”).

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

The General Partner is not aware of any material changes to the trading program during the fiscal quarter ended June 30, 2016.

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

Effective January 1, 2015, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets. Month-end Net Assets, for purposes of calculating ongoing selling agent fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees, professional fees (formerly, other expenses) and any redemptions or distributions as of the end of such month.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015.

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

Partnership’s Investments. All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$16.08	$(47.90)	$(108.92)	$(55.19)
Net investment loss	(40.39)	(45.93)	(81.44)	(75.44)

Increase (decrease) for the period	(24.31)	(93.83)	(190.36)	(130.63)
Net asset value per Redeemable Unit, beginning of period	2,996.04	3,387.43	3,162.09	3,424.23

Net asset value per Redeemable Unit, end of period	$2,971.73	$3,293.60	$2,971.73	$3,293.60

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.5)%	(5.5)%	(5.5)%	(4.5)%
Operating expenses	5.7%	5.6%	5.7%	4.5%
Allocation to Special Limited Partner	-%	-%	-%	-%

Total expenses and allocation to Special Limited Partner	5.7%	5.6%	5.7%	4.5%

Total return:
Total return before allocation to Special Limited Partner	(0.8)%	(2.8)%	(6.0)%	(3.8)%
Allocation to Special Limited Partner	-%	-%	-%	-%

Total return after allocation to Special Limited Partner	(0.8)%	(2.8)%	(6.0)%	(3.8)%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The Partnership’s monthly average number of futures contracts traded during the three and six months ended June 30, 2016 were 9,177 and 9,158, respectively. The Partnership’s monthly average number of futures contracts traded during the three months ended June 30, 2015 and the period February 1, 2015 to June 30, 2015 were 11,553 and 10,949, respectively. The Partnership’s monthly average number of options contracts traded during the three and six months ended June 30, 2016 were 1,432 and 1,609, respectively. The Partnership’s monthly average number of option contracts traded during the three months ended June 30, 2015 and the period February 1, 2015 to June 30, 2015 were 2,201 and 1,973, respectively. For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded.

The Partnership discloses both gross information and net information about financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of June 30, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
June 30, 2016	Recognized	Condition	Condition	Instruments	Pledged/Received (1)	Net Amount
Assets
Futures	$1,897,068	$(1,453,530)	$443,538	$-	$-	$443,538
Options purchased	1,397	-	1,397	(1,397)	-	-

Total assets	$1,898,465	$(1,453,530)	$444,935	$(1,397)	$-	$443,538

Liabilities
Futures	$(1,453,530)	$1,453,530	$-	$-	$-	$-
Options written	(696,189)	-	(696,189)	1,397	-	(694,792)

Total liabilities	$(2,149,719)	$1,453,530	$(696,189)	$1,397	$-	$(694,792)

Net fair value						$(251,254)	(1)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged/Received (1)	Net Amount
Assets
Futures	$152,271	$(102,490)	$49,781	$-	$-	$49,781
Options purchased	43,407	-	43,407	-	-	43,407

Total assets	$195,678	$(102,490)	$93,188	$-	$-	$93,188

Liabilities
Futures	$(102,490)	$102,490	$-	$-	$-	$-

Total liabilities	$(102,490)	$102,490	$-	$-	$-	$-

Net fair value						$93,188	(1)

(1)

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015.

	June 30, 2016
Assets
Futures Contracts
Energy	$1,897,068

Total unrealized appreciation on open futures contracts	1,897,068

Liabilities
Futures Contracts
Energy	(1,453,530)

Total unrealized depreciation on open futures contracts	(1,453,530)

Net unrealized appreciation on open futures contracts	$443,538	*

Assets
Options Purchased
Energy	$1,397

Total options purchased	$1,397	**

Liabilities
Options Written
Energy	$(696,189)

Total options written	$(696,189)	***

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is included in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is included in “Options written, at fair value” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
Sector	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Energy	$220,120		$(1,087,295)		$(1,836,587)		$(1,294,120)

Total	$220,120	***	$(1,087,295)	***	$(1,836,587)	***	$(1,294,120)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,897,068	$1,897,068	$-	$-
Options purchased	1,397	1,397	-	-
U.S. Treasury bills	17,495,059	-	17,495,059	-

Total assets	$19,393,524	$1,898,465	$17,495,059	$-

Liabilities
Futures	$1,453,530	$1,453,530	$-	$-
Options written	696,189	696,189	-	-

Total liabilities	$2,149,719	$2,149,719	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$152,271	$152,271	$-	$-
Options purchased	43,407	43,407	-	-
U.S. Treasury bills	33,247,818	-	33,247,818	-

Total assets	$33,443,496	$195,678	$33,247,818	$-

Liabilities
Futures	$102,490	$102,490	$-	$-

Total liabilities	$102,490	$102,490	$-	$-

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, U.S. Treasury bills, cash at bank and interest receivable, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, Partnership capital decreased 19.6% from $54,272,070 to $43,641,625. This decrease was attributable to redemptions of 2,477.7310 Redeemable Units resulting in an outflow of $7,489,117, coupled with the net loss of $3,141,328. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2016, the net asset value per Redeemable Unit decreased 0.8% from $2,996.04 to $2,971.73 as compared to a decrease of 2.8% in the same period of 2015. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2016 of $220,120. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $1,087,295. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant losses were incurred during April as choppy price actions dominated natural gas markets during the first half of the month. A spike in natural gas prices due to unseasonably cold weather in the Northeastern U.S. during the latter half of the month also adversely affected the Partnership’s positions. The Partnership also recorded losses during June as prices rallied strongly through the middle of the month, negatively affecting short positions in natural gas futures. Extreme warm weather throughout much of the western U.S. led to increased consumption of natural gas for power generation. Power burn in June was at its highest level so far this year as temperatures reached into the 80s and 90s in many areas of the United States. The Partnership’s losses for the quarter were offset by gains achieved during May. The majority of gains were recorded as prices fell dramatically over the first days of the month and followed with choppy price action closing out a volatile first week of May. Overall, the Partnership’s bearish positioning in natural gas benefitted from a drop in prices during May.

During the six months ended June 30, 2016, the net asset value per Redeemable Unit decreased 6.0% from $3,162.09 to $2,971.73 as compared to a decrease of 3.8% in the same period of 2015. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2016 of $1,836,587. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2015 of $1,294,120. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant losses were incurred during February as mild weather throughout much of the U.S. limited demand for natural gas and moved prices dramatically lower. The Fund’s net long positioning was also negatively affected during February after the release of U.S. Energy Information Administration (the “EIA”) reports which indicated that output from U.S. shale formations was overwhelming demand for fuel and inflated the largest natural gas supply glut in the U.S. in four years. Additional losses were experienced during April as choppy price actions dominated natural gas markets during the first half of the month. A spike in natural gas prices due to unseasonably cold weather in the Northeastern U.S. during the latter half of the month also adversely affected the Partnership’s positions. Smaller losses were recorded during early the days of March as a sharp drop in natural gas prices negatively affected the Fund’s long positions after the release of reports which indicated that U.S. gas inventories reached record levels during the winter heating season. Additional losses were experienced during the second half of March as choppy price action dominated. Losses during June were recorded as a dramatic increase in natural gas prices hurt the Partnership’s net short positions. A portion of the Partnership’s losses during the quarter was offset by trading gains achieved during May as prices fell dramatically over the first days of the month and followed with choppy price action closing out a volatile first week, benefitting the Partnership’s short positioning. Additional gains were recorded during January as the Partnership’s net long exposure profited from a rise in natural gas prices early in the month after the EIA released information which showed U.S. natural gas rig counts were at a 10-year low.

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

Interest income on 80% of the Partnership’s average daily equity during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership. Interest income earned for the three and six months ended June 30, 2016 increased by $18,320 and $44,814, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity in the Partnership’s account, (ii) the amount of Treasury bills and/or money market mutual fund securities purchased by the Partnership, and (iii) upon interest rates over which the Partnership and MS&Co. have no control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2016 decreased by $78,036 and $44,923, respectively, as compared to the corresponding periods in 2015. The decrease in clearing fees is primarily due to a decrease in the number of trades made by the Advisor during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016 decreased by $145,455 and $153,576, respectively, as compared to the corresponding periods in 2015. This decrease is primarily due to lower average net assets during the three months and six ended June 30, 2016 as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2016 decreased by $90,912 and $96,194, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is primarily due to lower average net assets during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2016 decreased by $54,546 and $57,716, respectively, as compared to the corresponding periods in 2015. This decrease is primarily due to lower average net assets during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and six months ended June 30, 2016 and 2015. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of June 30, 2016, the Partnership’s total capitalization was $43,641,625. The Partnership’s Value at Risk as of June 30, 2016 was as follows:

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$2,426,551	5.56%	$3,759,964	$1,662,044	$2,534,629

Total	$2,426,551	5.56%

*	Average monthly Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2016, there were no additional subscriptions. The Redeemable Units and Special Limited Partner equivalents were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner equivalents were purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	837.1030	$2,945.17	N/A	N/A
May 1, 2016 - May 31, 2016	256.8910	$3,014.29	N/A	N/A
June 1, 2016 - June 30, 2016	237.7370	$2,971.73	N/A	N/A
	1,331.7310	$2,963.24	N/A	N/A

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

(a	)

Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

(b	)

Letter from the General Partner amending the Advisory Agreement by and among the Partnership, the General Partner and the Advisor, dated December 20, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(c	)

Management Agreement among the Partnership, the General Partner and Pan Capital Management, LP, dated January 6, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2015 and incorporated herein by reference).

10.4

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

MANAGED FUTURES PREMIER ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director

Date:	August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 11, 2016