Form 10-Q
period 2017-03-31
Managed Futures Premier Energy Fund L.P. II
filed 2017-05-11
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

As of April 30, 2017, 13,299.1698 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Energy Fund L.P. II

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016

Assets:
Equity in trading account:
Cash	$43,155,311	$43,772,284
Cash margin	3,649,645	2,290,116
Net unrealized appreciation on open futures contracts	30,538	1,353,548
Options purchased, at fair value (cost $89,371 and $0 at March 31, 2017 and December 31, 2016, respectively)	112,131	-

Total equity in trading account	46,947,625	47,415,948

Cash at bank	1,022	218
Interest receivable	19,015	5,348

Total assets	$46,967,662	$47,421,514

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $954,958 and $291,918 at March 31, 2017 and December 31, 2016, respectively)	$463,671	$14,031
Accrued expenses:
Ongoing selling agent fees	77,507	79,012
Management fees	48,190	49,155
General Partner fees	28,914	29,493
Professional fees	164,394	139,736
Redemptions payable to General Partner	-	4,999
Redemptions payable to Limited Partners	174,329	100,936

Total liabilities	957,005	417,362

Partners’ Capital:
General Partner, 154.9039 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	522,507	521,421
Limited Partners, 13,485.5338 and 13,809.0888 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	45,488,150	46,482,731

Total partners’ capital (net asset value)	46,010,657	47,004,152

Total liabilities and partners’ capital	$46,967,662	$47,421,514

Net asset value per Redeemable Unit	$3,373.11	$3,366.10

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	3,241	$1,349,918	2.94%

Total futures contracts purchased		1,349,918	2.94

Futures Contracts Sold
Energy	1,208	(1,319,380)	(2.87)

Total futures contracts sold		(1,319,380)	(2.87)

Net unrealized appreciation on open futures contracts		$30,538	0.07%

Options Purchased
Calls
Energy	297	$112,131	0.24%

Total options purchased (cost $89,371)		$112,131	0.24%

Options Written
Puts
Energy	658	$(463,671)	(1.01)%

Total options written (premiums received $954,958)		$(463,671)	(1.01)%

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

Managed Futures Premier Energy Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$47,738	$27,959

Expenses:
Clearing fees	81,046	139,386
Ongoing selling agent fees	230,770	256,552
Management fees	143,502	159,619
General Partner fees	86,101	95,771
Professional fees	50,733	60,536

Total expenses	592,152	711,864

Net investment loss	(544,414)	(683,905)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,687,692	(1,548,584)
Net change in unrealized gains (losses) on open contracts	(1,086,850)	(508,123)

Total trading results	600,842	(2,056,707)

Net income (loss)	56,428	(2,740,612)
Redemptions - Limited Partners	(1,049,923)	(3,542,872)

Net increase (decrease) in Partners’ Capital	(993,495)	(6,283,484)
Partners’ Capital, beginning of period	47,004,152	52,272,070

Partners’ Capital, end of period	$46,010,657	$45,988,586

Net asset value per Redeemable Unit (13,640.4377 and 16,017.3347 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$3,373.11	$2,996.04

Net income (loss) per Redeemable Unit *	$7.01	$(166.05)

Weighted average Redeemable Units outstanding	13,853.4257	16,669.3344

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, the General Partner became a wholly-owned subsidiary of Morgan Stanley Smith Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

All trading decisions for the Partnership are made by Pan Capital Management, LP, a registered commodity trading advisor (“Pan”, the “Advisor” or the “Special Limited Partner”).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2017.

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership followed the investment company accounting and reporting guidance of Topic 946 and reflected its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$46.31	$(125.03)
Net investment loss	(39.30)	(41.02)

Increase (decrease) for the period	7.01	(166.05)
Net asset value per Redeemable Unit, beginning of period	3,366.10	3,162.09

Net asset value per Redeemable Unit, end of period	$3,373.11	$2,996.04

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.8)%	(5.4)%

Operating expenses	5.2%	5.6%
Allocation to Special Limited Partner	-%	-%

Total expenses and allocation to Special Limited Partner	5.2%	5.6%

Total return:
Total return before allocation to Special Limited Partner	0.2%	(5.3)%
Allocation to Special Limited Partner	-%	-%

Total return after allocation to Special Limited Partner	0.2%	(5.3)%

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

The Customer Agreement with the Partnership gives the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts in the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2017 and 2016 were 5,986 and 9,139, respectively. The monthly average number of options contracts traded by the Partnership during the three months ended March 31, 2017 and 2016 were 927 and 1,785, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisor.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of March 31, 2017 and December 31, 2016, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
March 31, 2017	Recognized	Condition	Condition	Instruments	Pledged/Received*	Net Amount
Assets
Futures	$1,532,798	$(1,502,260)	$30,538	$-	$-	$30,538
Options purchased	112,131	-	112,131	(112,131)	-	-

Total assets	$1,644,929	$(1,502,260)	$142,669	$(112,131)	$-	$30,538

Liabilities
Futures	$(1,502,260)	$1,502,260	$-	$-	$-	$-
Options written	(463,671)	-	(463,671)	112,131	-	(351,540)

Total liabilities	$(1,965,931)	$1,502,260	$(463,671)	$112,131	$-	$(351,540)

Net fair value						$(321,002)	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged/Received*	Net Amount
Assets
Futures	$4,219,018	$(2,865,470)	$1,353,548	$-	$-	$1,353,548

Total assets	$4,219,018	$(2,865,470)	$1,353,548	$-	$-	$1,353,548

Liabilities
Futures	$(2,865,470)	$2,865,470	$-	$-	$-	$-
Options written	$(14,031)	$-	$(14,031)	$-	$-	(14,031)

Total liabilities	$(2,879,501)	$2,865,470	$(14,031)	$-	$-	$(14,031)

Net fair value						$1,339,517	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
Assets
Futures Contracts
Energy	$1,532,798

Total unrealized appreciation on open futures contracts	1,532,798

Liabilities
Futures Contracts
Energy	(1,502,260)

Total unrealized depreciation on open futures contracts	(1,502,260)

Net unrealized appreciation on open futures contracts	$30,538	*

Assets
Options Purchased
Energy	$112,131

Total options purchased	$112,131	**

Liabilities
Options Written
Energy	$(463,671)

Total options written	$(463,671)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016, respectively.

Sector	March 31, 2017		March 31, 2016
Energy	$600,842		$(2,056,707)

Total	$600,842	***	$(2,056,707)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,532,798	$1,532,798	$-	$-
Options purchased	112,131	112,131	-	-

Total assets	$1,644,929	$1,644,929	$-	$-

Liabilities
Futures	$1,502,260	$1,502,260	$-	$-
Options written	463,671	463,671	-	-

Total liabilities	$1,965,931	$1,965,931	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,219,018	$4,219,018	$-	$-

Total assets	$4,219,018	$4,219,018	$-	$-

Liabilities
Futures	$2,865,470	$2,865,470	$-	$-
Options written	14,031	14,031	-	-

Total liabilities	$2,879,501	$2,879,501	$-	$-

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Partnership. The Partnership is exposed to market risk equal to the value of futures contracts held and unlimited liability on such contracts sold short.

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

In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The Partnership considers the risk of any future obligation relating to these indemnifications to be remote.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in its trading accounts, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2017.

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership capital decreased 2.1% from $47,004,152 to $46,010,657. This decrease was attributable to redemptions of 323.5550 limited partner Redeemable Units resulting in an outflow of $1,049,923, which was partially offset by a net gain of $56,428. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit increased 0.2% from $3,366.10 to $3,373.11 as compared to a decrease of 5.3% in the same period of 2016. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2017 of $600,842. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2016 of $2,056,707. Losses were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The Partnership recorded its most significant gains during the first half of March as natural gas prices rallied higher. During the first week of the month a return to normal temperatures following abnormally mild weather throughout much of the U.S. in February benefitted the Fund’s long positioning. Declining month-over-month gas production from U.S. shale fields and signs of increasing demand for gas exports combined to push prices higher during this timeframe. During the second week of March, the Partnership’s long positions recorded further gains as prices surged after the release of industry reports which showed increased demand for gas from power generators. In January, the Partnership’s net short natural gas positions recorded gains as a plunge in prices over the month’s opening days followed the release warmer weather forecasts in the U.S. The Partnership continued to achieve gains over the second week of January after the Partnership’s advisor reversed positioning to net long. Changing weather patterns over this timeframe again benefitted the Partnership’s positioning as frigid air out of Canada swept into the U.S. West and Northern Plains. A portion of the Partnership’s gains for the quarter was offset by losses incurred within February. A precipitous drop in natural gas prices of over 9% on February 21st resulted in the majority of the Partnership’s losses. The release of very mild weather forecasts for the continental U.S. helped to push prices lower.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership. Interest income earned for the three months ended March 31, 2017 increased by $19,779 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s account, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (iii) interest rates over which neither the Partnership nor MS&Co. has control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2017 decreased by $58,340 as compared to the corresponding period in 2016. The decrease in clearing fees is primarily due to a decrease in the number of trades made by the Advisor during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2017 decreased by $25,782 as compared to the corresponding period in 2016. This decrease is primarily due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2017 decreased by $16,117 as compared to the corresponding period in 2016. The decrease in management fees is primarily due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2017 decreased by $9,670 as compared to the corresponding period in 2016. This decrease is primarily due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2017 and 2016. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of the Partnership’s future results.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s open positions are directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisor in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended March 31, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Partnership’s total capitalization was $46,010,657. The Partnership’s Value at Risk as of March 31, 2017 was as follows:

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,001,185	8.70%	$7,912,763	$1,433,634	$5,417,184

Total	$4,001,185	8.70%

*	Average monthly Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $47,004,152. The Partnership’s Value at Risk as of December 31, 2016 was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,304,147	4.90%	$6,627,196	$43,143	$2,654,406

Total	$2,304,147	4.90%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, there were no additional subscriptions by limited partners. The Redeemable Units and Special Limited Partner Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner Redeemable Units were purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	59.8280	$3,379.45	N/A	N/A
February 1, 2017 - February 28, 2017	212.0450	$3,175.78	N/A	N/A
March 1, 2017 - March 31, 2017	51.6820	$3,373.11	N/A	N/A
	323.5550	$3,244.96	N/A	N/A

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

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits.

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

 The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.