Form 10-Q
period 2017-09-30
Managed Futures Premier Energy Fund L.P. II
filed 2017-11-13
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes        No X

As of October 31, 2017, 11,931.9168 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Energy Fund L.P. II

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$39,168,626	$43,772,284
Restricted cash	2,565,146	2,290,116
Net unrealized appreciation on open futures contracts	-	1,353,548
Options purchased, at fair value (cost $169,833 and $0 at September 30, 2017 and December 31, 2016, respectively)	91,530	-

Total equity in trading account	41,825,302	47,415,948

Cash at bank	631	218
Interest receivable	26,376	5,348

Total assets	$41,852,309	$47,421,514

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$367,330	$-
Options written, at fair value (premiums received $0 and $291,918 at September 30, 2017 and December 31, 2016, respectively)	-	14,031
Accrued expenses:
Ongoing selling agent fees	69,142	79,012
Management fees	43,000	49,155
General Partner fees	25,800	29,493
Professional fees	135,378	139,736
Redemptions payable to General Partner	-	4,999
Redemptions payable to Limited Partners	693,759	100,936

Total liabilities	1,334,409	417,362

Partners’ Capital:
General Partner, 136.5679 and 154.9039 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	452,382	521,421
Limited Partners, 12,095.2288 and 13,809.0888 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	40,065,518	46,482,731

Total partners’ capital (net asset value)	40,517,900	47,004,152

Total liabilities and partners’ capital	$41,852,309	$47,421,514

Net asset value per Redeemable Unit	$3,312.51	$3,366.10

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	4,090	$(818,090)	(2.02)%

Total futures contracts purchased		(818,090)	(2.02)

Futures Contracts Sold
Energy	914	450,760	1.11

Total futures contracts sold		450,760	1.11

Net unrealized depreciation on open futures contracts		$(367,330)	(0.91)%

Options Purchased
Calls
Energy	270	$91,530	0.23%

Total options purchased (cost $169,833)		$91,530	0.23%

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

Managed Futures Premier Energy Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$80,736	$20,146	$194,755	$67,545

Expenses:
Clearing fees	40,440	133,365	173,422	395,065
Ongoing selling agent fees	208,509	234,980	663,598	721,826
Management fees	129,642	146,192	412,634	449,049
General Partner fees	77,785	87,715	247,580	269,429
Professional fees	49,131	58,100	150,315	177,123

Total expenses	505,507	660,352	1,647,549	2,012,492

Net investment loss	(424,771)	(640,206)	(1,452,794)	(1,944,947)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,471,193	7,034,078	2,746,750	4,425,924
Net change in unrealized gains (losses) on open contracts	(1,541,088)	(898,611)	(2,077,068)	(127,044)

Total trading results	930,105	6,135,467	669,682	4,298,880

Net income (loss)	505,334	5,495,261	(783,112)	2,353,933
Redemptions - General Partner	-	(270,001)	(60,001)	(270,001)
Redemptions - Limited Partners	(2,173,124)	(1,513,546)	(5,643,139)	(9,002,663)

Net increase (decrease) in Partners’ Capital	(1,667,790)	3,711,714	(6,486,252)	(6,918,731)
Partners’ Capital, beginning of period	42,185,690	43,641,625	47,004,152	54,272,070

Partners’ Capital, end of period	$40,517,900	$47,353,339	$40,517,900	$47,353,339

Net asset value per Redeemable Unit (12,231.7967 and 14,131.6297 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$3,312.51	$3,350.88	$3,312.51	$3,350.88

Net income (loss) per Redeemable Unit *	$40.18	$379.15	$(53.59)	$188.79

Weighted average Redeemable Units outstanding	12,702.3470	14,485.2064	13,326.1414	15,509.3921

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2017.

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$73.62	$423.35	$55.43	$314.19
Net investment loss	(33.44)	(44.20)	(109.02)	(125.40)

Increase (decrease) for the period	40.18	379.15	(53.59)	188.79
Net asset value per Redeemable Unit, beginning of period	3,272.33	2,971.73	3,366.10	3,162.09

Net asset value per Redeemable Unit, end of period	$3,312.51	$3,350.88	$3,312.51	$3,350.88

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.1)%	(5.6)%	(4.4)%	(5.5)%

Operating expenses	4.9%	5.8%	5.0%	5.7%
Allocation to Special Limited Partner	-%	-%	-%	-%

Total expenses and allocation to Special Limited Partner	4.9%	5.8%	5.0%	5.7%

Total return:
Total return before allocation to Special Limited Partner	1.2%	12.8%	(1.6)%	6.0%
Allocation to Special Limited Partner	-%	-%	-%	-%

Total return after allocation to Special Limited Partner	1.2%	12.8%	(1.6)%	6.0%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three and nine months ended September 30, 2017 were 3,626 and 4,312, respectively. The monthly average number of futures contracts traded by the Partnership during the three and nine months ended September 30, 2016 were 10,358 and 9,558, respectively. The monthly average number of option contracts traded by the Partnership during the three and nine months ended September 30, 2017 were 621 and 787, respectively. The monthly average number of option contracts traded by the Partnership during the three and nine months ended September 30, 2016 were 338 and 1,185, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisor.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of September 30, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2017	Gross Amounts Recognized	the Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$810,418	$(810,418)	$-	$-	$-	$-

Total assets	$810,418	$(810,418)	$-	$-	$-	$-

Liabilities
Futures	$(1,177,748)	$810,418	$(367,330)	$-	$-	$(367,330)

Total liabilities	$(1,177,748)	$810,418	$(367,330)	$-	$-	$(367,330)

Net fair value						$(367,330)	*

		Gross Amounts Offset in	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	the Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged/Received*	Net Amount
Assets
Futures	$4,219,018	$(2,865,470)	$1,353,548	$-	$-	$1,353,548

Total assets	$4,219,018	$(2,865,470)	$1,353,548	$-	$-	$1,353,548

Liabilities
Futures	$(2,865,470)	$2,865,470	$-	$-	$-	$-

Total liabilities	$(2,865,470)	$2,865,470	$-	$-	$-	$-

Net fair value						$1,353,548	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Energy	$810,418

Total unrealized appreciation on open futures contracts	810,418

Liabilities
Futures Contracts
Energy	(1,177,748)

Total unrealized depreciation on open futures contracts	(1,177,748)

Net unrealized depreciation on open futures contracts	$(367,330)	*

Assets
Options Purchased
Energy	$91,530

Total options purchased	$91,530	*	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
Futures Contracts
Energy	$4,219,018

Total unrealized appreciation on open futures contracts	4,219,018

Liabilities
Futures Contracts
Energy	(2,865,470)

Total unrealized depreciation on open futures contracts	(2,865,470)

Net unrealized appreciation on open futures contracts	$1,353,548	*

Liabilities
Options Written
Energy	$(14,031)

Total options written	$(14,031)	*	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2017		2016		2017		2016
Energy	$930,105		$6,135,467		$669,682		$4,298,880

Total	$930,105	***	$6,135,467	***	$669,682	***	$4,298,880	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures, option contracts and swaps to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$810,418	$810,418	$-	$-
Options purchased	91,530	91,530	-	-

Total assets	$901,948	$901,948	$-	$-

Liabilities
Futures	$1,177,748	$1,177,748	$-	$-

Total liabilities	$1,177,748	$1,177,748	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,219,018	$4,219,018	$-	$-

Total assets	$4,219,018	$4,219,018	$-	$-

Liabilities
Futures	$2,865,470	$2,865,470	$-	$-
Options written	14,031	14,031	-	-

Total liabilities	$2,879,501	$2,879,501	$-	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in its trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2017.

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

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2017, Partnership capital decreased 13.8% from $47,004,152 to $40,517,900. This decrease was attributable to redemptions of 18.3360 General Partner Redeemable Units resulting in an outflow of $60,001, redemptions of 1,713.8600 limited partner Redeemable Units resulting in an outflow of $5,643,139 and a net loss of $783,112. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit increased 1.2% from $3,272.33 to $3,312.51 as compared to a increase of 12.8% in the same period of 2016. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2017 of $930,105. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2016 of $6,135,467. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant gains were achieved during August as rising natural gas prices early in the month benefitted the Partnership’s net long positioning. Reports indicating national natural gas stocks were running well below their five year averages helped to push natural gas prices higher over the first two weeks of August. Furthermore, the final week of August saw the Partnership record additional gains as natural gas prices surged higher. Speculators viewed gas markets as being far oversold at the same time that hotter weather arrived on the East Coast and the U.S. Energy Information Agency natural gas storage data continued to show national storage to be below historical averages. These forces combined to push natural gas prices higher over the month’s closing days. A portion of the Partnership’s gains for the quarter was offset by losses incurred primarily during July amid very choppy and volatile price actions in the natural gas markets. The release of reports indicating potentially weaker future home and business demand and flat supply totals resulted in a subsequent plunge in natural gas prices to close the month’s opening week, negatively affecting the Partnership’s long positioning. Falling gas prices dominated the latter half of July as mild weather covered much of the country. This price move was highlighted by a sharp fall on the very last day of the month and resulted in losses. Additional trading losses were incurred during September as natural gas prices fell as hurricane-driven power outages in Texas and Florida limited demand from homes and businesses.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit decreased 1.6% from $3,366.10 to $3,312.51 as compared to an increase of 6.0% in the same period of 2016. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2017 of $669,682. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2016 of $4,298,880. Gains were primarily attributable to the Partnership’s trading of commodity futures in Natural Gas.

The most significant losses were recorded during February due to net long positioning in the natural gas markets as a precipitous price drop of over 9% on February 21 resulted in the majority of the Partnership’s losses. The Partnership’s losses during February were further compounded by the release of very mild weather forecasts for the continental U.S. which helped to push natural gas prices lower. Losses were also recorded during July amid very choppy and volatile price actions in the natural gas markets. During May, the Partnership’s net long positioning generally incurred losses over the second half of the month as natural gas prices moved lower. The fall in prices culminated over the final two days of May as prices plunged amid mild weather in much of the U.S., significantly reducing demand from homes and businesses. The Partnership’s net long positioning also experienced losses during June as the majority of losses occurred during the middle of the month as natural gas futures prices fell to their lowest level in three months after the release of National Oceanic and Atmospheric Administration (NOAA) projections indicating moderate temperatures for late June. The Partnership’s losses for the first nine months of the year were offset by gains achieved during August as steadily rallying natural gas prices benefitted the Partnership’s net long positioning. Industry reports during August indicated natural gas storage inventories were below historical averages. During March, gains were achieved as natural gas prices rallied higher during the first half of the month. Early in the month a return to normal temperatures following abnormally mild weather throughout much of the U.S. in February benefitted the Fund’s long positioning during March. Declining month-over-month gas production from U.S. shale fields and signs of increasing demand for gas exports combined to push prices higher during this timeframe. During the second week of March, the Partnership’s long positions recorded further gains as prices surged after the release of industry reports which showed increased demand for gas from power generators. In January, the Partnership’s net short natural gas positions recorded gains as a plunge in prices over the month’s opening days followed the release of warmer weather forecasts in the U.S. The Partnership continued to achieve gains over the second week of January after the Partnership’s advisor reversed positioning to net long. Changing weather patterns over this timeframe again benefitted the Partnership’s positioning as frigid air out of Canada swept into the U.S. West and Northern Plains. During April, the Partnership recorded small gains during the first half of the month.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership. Interest income earned for the three and nine months ended September 30, 2017 increased by $60,590 and $127,210, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s account, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (iii) interest rates over which neither the Partnership nor MS&Co. has control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2017 decreased by $92,925 and $221,643, respectively, as compared to the corresponding periods in 2016. The decrease in clearing fees is primarily due to a decrease in the number of trades made by the Advisor during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2017 decreased by $26,471 and $58,228, respectively, as compared to the corresponding periods in 2016. This decrease is primarily due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2017 decreased by $16,550 and $36,415, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is primarily due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2017 decreased by $9,930 and $21,849, respectively, as compared to the corresponding periods in 2016. This decrease is primarily due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2017 and 2016. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended September 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Partnership’s total capitalization was $40,517,900. The Partnership’s Value at Risk as of September 30, 2017 was as follows:

		September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$2,473,616	6.10%	$5,488,263	$1,615,552	$3,473,424

Total	$2,473,616	6.10%

*        Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were no additional subscriptions by limited partners. The Redeemable Units and Special Limited Partner Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner Redeemable Units were purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	117.4490	$3,133.83	N/A	N/A
August 1, 2017 - August 31, 2017	332.9470	$3,337.77	N/A	N/A
September 1, 2017 - September 30, 2017	209.4360	$3,312.51	N/A	N/A
	659.8320	$3,293.45	N/A	N/A

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

MANAGED FUTURES PREMIER ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.