Form 10-K
period 2017-12-31
Managed Futures Premier Energy Fund L.P. II
filed 2018-03-28
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes    No X

Limited Partnership Redeemable Units with an aggregate value of $41,738,795 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 11,192.1898 Limited Partnership Redeemable Units were outstanding.

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

A total of 150,000 Redeemable Units have been offered to the public. Subscriptions and redemptions of limited partner Redeemable Units, Special Limited Partner Redeemable Units and General Partner redemptions for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2017, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

Effective January 1, 2015, the Partnership changed its name from AAA Capital Energy Fund L.P. II to Managed Futures Premier Energy Fund L.P. II.

For the period January 1, 2015 to January 31, 2015, the assets of the Partnership were not traded and no fees or expenses were charged to the Partnership, including the monthly ongoing selling agent fee. Effective February 1, 2015, the Partnership allocated $81,466,647 to Pan. As of that date, Pan commenced trading the Partnership’s assets directly pursuant to its Energy Trading Program, a proprietary, discretionary trading program. Pan will concentrate the Partnership’s trading in energy-related markets. Effective January 1, 2015, Pan became a special limited partner of the Partnership. References herein to the “Advisor” and the “Special Limited Partner” may include “Pan” or “AAA,” as applicable.

For the period January 1, 2017 through December 31, 2017, the approximate average market sector allocation for the Partnership was 100% energy.

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

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

Effective January 1, 2015, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership ceased paying an ongoing selling agent fee calculated by reference to the number of trades executed each month and, instead, began to pay an ongoing selling agent fee based on a percentage of the Partnership’s assets. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end net assets. Month-end net assets, for purposes of calculating ongoing selling agent fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees, professional fees and any redemptions or distributions as of the end of such month. The ongoing selling agent fee is no longer inclusive of floor brokerage fees.

Effective March 1, 2014, the Partnership entered into a customer agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”). The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or prior to the Partnership’s full redemption from the Master effective December 31, 2017 the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills will be retained by the Partnership. The Customer Agreement may generally be terminated upon notice by either party.

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

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a customer agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a customer agreement with MS&Co. (the “Prior MS&Co. Customer Agreement”) and a selling agent agreement with Morgan Stanley Wealth Management (the “First MSWM Selling Agreement”). The Partnership has terminated the CGM Customer Agreement, the Prior MS&Co. Customer Agreement and the First MSWM Selling Agreement.

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

(b)

Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2017 was $37,555,092.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to clearing, General Partner, ongoing selling agent and management fees.

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

Tax laws are subject to change at any time.

Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Partnership does not anticipate that a limited partner’s share of income from the Partnership will be eligible for the 20% deduction established by the Tax Cuts and Jobs Act for qualified business income. However, in certain limited circumstances unlikely to apply to the Partnership, a portion of a limited partner’s gain upon a taxable disposition of an interest in the Partnership or a complete withdrawal may be eligible for the deduction.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2018 was 438.

(c)	Dividends. The Partnership did not declare any distributions in 2017 and 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the twelve months ended December 31, 2017, 2016 and 2015. The Partnership no longer offers Redeemable Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	163.3120	$3,111.66	N/A	N/A
November 1, 2017 - November 30, 2017	65.7500	$3,376.09	N/A	N/A
December 1, 2017 - December 31, 2017	219.3070	$3,187.11	N/A	N/A
	448.3690	$3,187.34	N/A	N/A

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Redeemable Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Total investment income	$278,823	$97,255	$5,591	$18,911	$55,339
Total expenses	(2,171,715)	(2,672,580)	(3,558,186)	(4,484,036)	(8,081,860)
Total trading results	(423,923)	5,146,609	(1,976,332)	(1,236,399)	(21,343,271)

Net income (loss)	$(2,316,815)	$2,571,284	$(5,528,927)	$(5,701,524)	$(29,369,792)

Increase (decrease) in net asset value per Redeemable Unit	$(178.99)	$204.01	$(262.14)	$(148.71)	$(482.56)

Net asset value per Redeemable Unit	$3,187.11	$3,366.10	$3,162.09	$3,424.23	$3,572.94

Total assets	$39,198,745	$47,421,514	$55,275,882	$103,833,556	$151,393,408

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner engages a team of approximately 25 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in its trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

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

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 8.0%.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, management and General Partner fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership, and (3) interest rates over which none of the Partnership, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2017, 2,162.2290 limited partner Redeemable Units were redeemed totaling $7,072,244 and 18.3360 General Partner Redeemable Units were redeemed totaling $60,001. For the year ended December 31, 2016, 3,117.2810 limited partner Redeemable Units were redeemed totaling $9,564,202 and 82.0610 General Partner Redeemable Units were redeemed totaling $275,000. For the year ended December 31, 2015, 7,478.0770 limited partner Redeemable Units were redeemed totaling $24,577,583 and 36.7020 General Partner Redeemable Units were redeemed totaling $124,863.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Redeemable Unit decreased 5.3% from $3,366.10 to $3,187.11. For the year ended December 31, 2016, the net asset value per Redeemable Unit increased 6.5% from $3,162.09 to $3,366.10. For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 7.7% from $3,424.23 to $3,162.09.

The Partnership experienced a net trading loss of $423,923 before fees and expenses for the year ended December 31, 2017. Trading losses incurred during the second and fourth quarter more than offset trading gains recorded during the first and third quarters. Overall, the Partnership experienced net trading losses from positions in the natural gas markets. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable gains were recorded during March from long positions in natural gas futures as prices rallied higher. Gains were also recorded during early January as a plunge in natural gas prices benefitted the Partnership’s net short positioning. The Partnership continued to record gains during January after the Partnership’s advisor reversed to a net long positioning in natural gas futures and a harsh cold spell in the U.S. West and Northern Plains pushed prices higher. The Partnership’s first quarter gains were partially offset by losses incurred during February from long natural gas positions as the release of very mild weather forecasts resulted in a precipitous drop in natural gas prices.

During the second quarter, the most meaningful losses were recorded from long natural gas positions during the latter half of May as natural gas prices moved lower. The fall in prices culminated over the final two days of May as prices plunged amid mild weather in much of the U.S., significantly reducing demand from homes and businesses. The Partnership’s net long positioning also experienced losses during June as natural gas futures prices fell to their lowest level in three months after the release of National Oceanic and Atmospheric Administration (NOAA) projections indicating moderate temperatures for late June. Smaller losses were incurred during April.

During the third quarter, the most significant gains were achieved during August as rising natural gas prices early in the month benefitted the Partnership’s net long positioning. Reports indicating national natural gas stocks were running well below their recent historical averages and speculation that markets had been oversold helped to push natural gas prices higher. A portion of the Partnership’s gains for the third quarter was offset by losses incurred primarily during July from long natural gas positions amid very choppy and volatile price actions in the natural gas markets. The release of reports indicating potentially weaker future home and business demand and flat supply totals resulted in a subsequent plunge in natural gas prices during early July. Smaller losses were experienced during September.

During the fourth quarter, the Partnership recorded losses during October from long positions in natural gas futures as prices fell amid weak heating demand from homes and businesses, spurred by mild weather throughout much of the U.S. Additional losses were also recorded during December as mild weather negatively affected the Partnership’s net long natural gas positioning. The Partnership’s losses for the fourth quarter were partially offset by gains achieved during November due to long natural gas positions as industry reports showing lower-than-expected U.S. natural gas inventories helped to push prices higher.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned for the three and twelve months ended December 31, 2017 increased by $54,358 and $181,568, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s account, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (iii) interest rates over which none of the Partnership, MS&Co., or JPMorgan has control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2017 decreased by $45,981 and $267,624, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to a decrease in the number of trades made by the Advisor during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 decreased by $43,456 and $101,684, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2017 decreased by $27,113 and $63,528, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2017 decreased by $16,268 and $38,117, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the twelve months ended December 31, 2017 and 2016. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2017 and 2016 were $198,964 and $228,876, respectively.

The Partnership experienced a net trading loss of $1,976,332 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Partnership’s trading of commodity futures in natural gas.

The Partnership recorded the most significant losses during February. Losses were incurred at the start of February due to short positions in natural gas futures after severe weather in the U.S. Midwest and Northeast spurred demand for heating from homes and businesses. In the middle of February, weather again drove natural gas prices higher as much of the country faced colder-than- normal temperatures. Additionally, an industry report released in mid-February indicated that the number of working natural gas rigs in the U.S. decreased during January adding further upward pressure to gas prices. During December, losses were experienced as milder-than-normal weather throughout much of the U.S. pushed natural gas prices lower, negatively affecting the Partnership’s net long positioning. Additional losses were recorded during June as an increase in prices early in the month resulted in losses for the Fund’s short-biased positions. Later in June, following a move to a net long positioning, the Fund recorded further losses as prices moved lower on weak cooling demand driven by mild weather in much of the U.S. Losses were also incurred during July as falling natural gas prices driven by robust supplies, mild temperatures, and low demand in the U.S. negatively affected the Partnership’s net long bias during the month. The Partnership’s natural gas positions also recorded smaller losses during April, May, and October. A portion of the Partnership’s losses during the year was offset by gains achieved during March as a fall in natural gas prices at the start of the month positively affected short positions. The Partnership’s short positioning bias also benefitted from the release of an Energy Information Agency report in the middle of March which indicated that residential and business natural gas consumption fell during the early stages of the month. Mild weather that blanketed many of the major gas-consuming regions in the U.S. throughout March combined with the release of a report which showed that natural gas inventories advanced from the same period in the previous year to help the Partnership’s short positions record profits during the latter half of March. Smaller gains were recorded during November.

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

In allocating substantially all of the assets of the Partnership to Pan, and prior to December 31, 2014, to AAA, the General Partner considers, among other factors, the background of the Advisor’s principals, as well as the Advisor’s trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets to Pan at any time. Pan’s trading program is described in the “Overview” section of this Item 7.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement and/or custodial risks are often greater than in more established markets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

All of the Partnership’s assets are subject to the risk of trading loss directly and, in prior periods, were subject to the risk of trading loss indirectly through its investment in the Master prior to its full redemption effective December 31, 2014. The Partnership is, and the Master was, a speculative commodity pool. The market sensitive instruments held by the Partnership are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are, and by the Master were, subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result and resulted, respectively, in frequent changes in the fair value of the Partnership’s and the Master’s open positions and, consequently, in their earnings and cash balances. The Partnership’s market risk is, and the Master’s market risk was, influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Master’s open contracts and the liquidity of the markets in which the Partnership trades and Master traded.

The Partnership does and the Master did rapidly acquire and liquidate both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and Master’s past performance is not necessarily indicative of the Partnership’s future results.

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be and the Master reasonably could have been expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Master’s speculative trading and the recurrence in the markets traded by the Partnership/Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be, or that the Master’s losses in any market sector would have been, limited to Value at Risk or by the Partnership’s/Master’s attempts to manage its market risk.

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Master’s market sensitive instruments.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2017, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2017, the Partnership’s total capitalization was $37,555,092. The Partnership’s Value at Risk as of December 31, 2017 was as follows:

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,803,701	7.47%	$7,912,763	$765,917	$3,730,670

Total	$2,803,701	7.47%

* Annual average month-end Values at Risk.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2017 by market sector.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to mitigate, including through the Partnership’s investment in the Master prior to its full redemption effective December 31, 2014, the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject or the Master may have been subject.

The General Partner monitors the Partnership’s performance and monitored the Master’s performance and the concentration of their open positions, and consulted with the Advisor concerning the overall risk profile of the Partnership or the Master, as applicable. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Partnership or the Master, as applicable. However, any such intervention would be a highly unusual event. The General Partner primarily relies and has relied on the Advisor’s own risk control policies while maintaining a general supervisory overview of the market risk exposures of the Partnership or the Master, as applicable.

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

Item 8. Financial Statements and Supplementary Data.

Managed Futures Premier Energy Fund L.P. II

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016 and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Condensed Schedule of Investments at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements.

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

The management of Managed Futures Premier Energy Fund L.P. II has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Managed Futures Premier Energy Fund L.P. II	Managed Futures Premier Energy Fund L.P. II

Report of Independent Registered Public Accounting Firm

To the Partners of Managed Futures Premier Energy Fund L.P. II,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Managed Futures Premier Energy Fund L.P. II (the “Partnership”), including the condensed schedule of investments, as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and the changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers and others were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Managed Futures Premier Energy Fund L.P. II:

We have audited the accompanying statements of financial condition of Managed Futures Premier Energy Fund L.P. II (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Energy Fund L.P. II as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Managed Futures Premier Energy Fund L.P. II

Statements of Financial Condition

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
Assets:
Equity in trading account:
Unrestricted cash (Note 3c)	$36,909,040	$43,772,284
Restricted cash (Note 3c)	2,258,201	2,290,116
Net unrealized appreciation on open futures contracts	-	1,353,548

Total equity in trading account	39,167,241	47,415,948

Cash at bank (Note 1)	437	218
Interest receivable (Note 3c)	31,067	5,348

Total assets	$39,198,745	$47,421,514

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$128,353	$-
Options written, at fair value (premiums received $583,818 and $ 291,918 at December 31, 2017 and 2016, respectively)	545,500	14,031
Accrued expenses:
Ongoing selling agent fees (Note 3d)	64,208	79,012
Management fees (Note 3b)	39,914	49,155
General Partner fees (Note 3a)	23,949	29,493
Professional fees	142,773	139,736
Redemptions payable to General Partner (Note 6)	-	4,999
Redemptions payable to Limited Partners (Note 6)	698,956	100,936

Total liabilities	1,643,653	417,362

Partners’ Capital (Notes 1 and 6):
General Partner, 136.5679 and 154.9039 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	435,257	521,421
Limited Partners, 11,646.8598 and 13,809.0888 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	37,119,835	46,482,731

Total partners’ capital (net asset value)	37,555,092	47,004,152

Total liabilities and partners’ capital	$39,198,745	$47,421,514

Net asset value per Redeemable Unit	$3,187.11	$3,366.10

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Condensed Schedule of Investments

December 31, 2017

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	2,108	$820,227	2.18%

Total futures contracts purchased		820,227	2.18

Futures Contracts Sold
Energy	1,423	(948,580)	(2.52)

Total futures contracts sold		(948,580)	(2.52)

Net unrealized depreciation on open futures contracts		$(128,353)	(0.34)%

Options Written
Calls
Energy	125	$(276,500)	(0.74)%
Puts
Energy	125	(269,000)	(0.71)

Total options written (premiums received $583,818)		$(545,500)	(1.45)%

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

Managed Futures Premier Energy Fund L.P. II

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income (Note 3c)	$278,823	$97,255	$5,591

Expenses:
Clearing fees (Note 3c)	257,048	524,672	688,714
Ongoing selling agent fees (Note 3d)	860,064	961,748	1,262,877
Management fees (Note 3b)	534,775	598,303	786,580
General Partner fees (Note 3a)	320,864	358,981	471,948
Professional fees	198,964	228,876	348,067

Total expenses	2,171,715	2,672,580	3,558,186

Net investment loss	(1,892,892)	(2,575,325)	(3,552,595)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,297,547	3,554,542	(2,015,700)
Net change in unrealized gains (losses) on open contracts	(1,721,470)	1,592,067	39,368

Total trading results	(423,923)	5,146,609	(1,976,332)

Net income (loss)	$(2,316,815)	$2,571,284	$(5,528,927)

Net income (loss) per Redeemable Unit (Note 7) *	$(178.99)	$204.01	$(262.14)

Weighted average Redeemable Units outstanding	13,019.8574	15,149.6767	21,206.6559

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017, 2016 and 2015

		Limited	General
	Redeemable Units	Partners	Partner	Total
Partners’ Capital, December 31, 2014	24,678.1137	$83,566,345	$937,098	$84,503,443
Redemptions - General Partner	(36.7020)	-	(124,863)	(124,863)
Redemptions - Limited Partners	(7,478.0770)	(24,577,583)	-	(24,577,583)
Allocation of net income (loss) for the year ended December 31, 2015:
Net income (loss)	-	(5,465,997)	(62,930)	(5,528,927)

Partners’ Capital, December 31, 2015	17,163.3347	53,522,765	749,305	54,272,070
Redemptions - General Partner	(82.0610)	-	(275,000)	(275,000)
Redemptions - Limited Partners	(3,117.2810)	(9,564,202)	-	(9,564,202)
Allocation of net income (loss) for the year ended December 31, 2016:
Net income (loss)	-	2,524,168	47,116	2,571,284

Partners’ Capital, December 31, 2016	13,963.9927	46,482,731	521,421	47,004,152
Redemptions - General Partner	(18.3360)	-	(60,001)	(60,001)
Redemptions - Limited Partners	(2,162.2290)	(7,072,244)	-	(7,072,244)
Allocation of net income (loss) for the year ended December 31, 2017:
Net income (loss)	-	(2,290,652)	(26,163)	(2,316,815)

Partners’ Capital, December 31, 2017	11,783.4277	$37,119,835	$435,257	$37,555,092

Net asset value per Redeemable Unit:

2015:	$3,162.09

2016:	$3,366.10

2017:	$3,187.11

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

1.    Organization:

Managed Futures Premier Energy Fund L.P. II (the “Partnership”) is a limited partnership organized on March 25, 2002 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options and commodity futures contracts on U.S. exchanges and certain foreign exchanges. The Partnership is authorized to trade commodity futures and option contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests traded by the Partnership are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 93,975 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on July 1, 2002. Since February 1, 2015, the Partnership has engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership no longer offers Redeemable Units for sale.

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

All trading decisions are made for the Partnership by Pan Capital Management, LP (“Pan”, the “Advisor” or the “Special Limited Partner”), a registered commodity trading advisor.

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

During the periods covered by this report, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

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

b.

Profit Allocation. The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, if any, in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any. The Partnership allocates to the Special Limited Partner a profit share allocation to its capital account in the Partnership, if any, in the form of Redeemable Units and/or partial Redeemable Units, the value of which shall be equal to 20% of New Trading Profits, as defined in the Limited Partnership Agreement, earned by Pan each calendar quarter end.

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

d.

Partnership Investments. All commodity interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

g.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee in return for its services equal to 1/12th of 0.75% (0.75% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s profit share allocation accrual, the management fee, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into a management agreement (the “Management Agreement”) with Pan, a registered commodity trading advisor. The Partnership pays Pan a monthly management fee equal to 1/12th of 1.25% (1.25% per year) of month-end net assets. Month-end net assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, the current month’s profit share allocation accrual, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement can be terminated upon notice by either party.

In addition, the Partnership also allocates to Pan, in its capacity as the Special Limited Partner, a profit share allocation of 20% of New Trading Profits, as defined in the Limited Partnership Agreement, earned by Pan each calendar quarter.

In allocating substantially all of the assets of the Partnership to Pan, the General Partner considers, among other factors, Pan’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner can modify or terminate the allocation of assets to Pan at any time.

c.	Customer Agreement:

The Partnership entered into a customer agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association fees (the “clearing fees”). The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2017 and 2016, the amount of cash held for margin requirements was $2,258,201 and $2,290,116, respectively. MS&Co. pays the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All other interest income will be retained by the Partnership. The Customer Agreement may generally be terminated upon notice by either party.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

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

The Customer Agreement with the Partnership gives the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts in the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the year ended December 31, 2017 and 2016 were 4,958 and 9,695, respectively. The monthly average number of options contracts traded during the years ended December 31, 2017 and 2016 were 748 and 1,034, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisor.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2017 and 2016, respectively.

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged/Received*
Assets
Futures	$1,884,990	$(1,884,990)	$-	$-	$-	$-

Total assets	$1,884,990	$(1,884,990)	$-	$-	$-	$-

Liabilities
Futures	$(2,013,343)	$1,884,990	$(128,353)	$-	$-	$(128,353)

Total liabilities	$(2,013,343)	$1,884,990	$(128,353)	$-	$-	$(128,353)

Net fair value						$(128,353)	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged/Received*
Assets
Futures	$4,219,018	$(2,865,470)	$1,353,548	$-	$-	$1,353,548

Total assets	$4,219,018	$(2,865,470)	$1,353,548	$-	$-	$1,353,548

Liabilities
Futures	$(2,865,470)	$2,865,470	$-	$-	$-	$-

Total liabilities	$(2,865,470)	$2,865,470	$-	$-	$-	$-

Net fair value						$1,353,548	*

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of December 31, 2017 and 2016, respectively.

	December 31, 2017
Assets
Futures Contracts
Energy	$1,884,990

Total unrealized appreciation on open futures contracts	1,884,990

Liabilities
Futures Contracts
Energy	(2,013,343)

Total unrealized depreciation on open futures contracts	(2,013,343)

Net unrealized depreciation on open futures contracts	$(128,353)	*

Liabilities
Options Written
Energy	$(545,500)

Total options written	$(545,500)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2017, 2016 and 2015, respectively.

Sector	2017		2016		2015
Energy	$(423,923)		$5,146,609		$(1,976,332)

Total	$(423,923)	***	$5,146,609	***	$(1,976,332)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. For the years ended December 31, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2.

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,884,990	$1,884,990	$-	$-

Total assets	$1,884,990	$1,884,990	$-	$-

Liabilities
Futures	$2,013,343	$2,013,343	$-	$-
Options written	545,500	545,500	-	-

Total liabilities	$2,558,843	$2,558,843	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,219,018	$4,219,018	$-	$-

Total assets	$4,219,018	$4,219,018	$-	$-

Liabilities
Futures	$2,865,470	$2,865,470	$-	$-
Options written	14,031	14,031	-	-

Total liabilities	$2,879,501	$2,879,501	$-	$-

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

7.     Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(33.60)	$374.00	$(92.07)
Net investment loss	(145.39)	(169.99)	(170.07)

Increase (decrease) for the year	(178.99)	204.01	(262.14)
Net asset value per Redeemable Unit, beginning of year	3,366.10	3,162.09	3,424.23

Net asset value per Redeemable Unit, end of year	$3,187.11	$3,366.10	$3,162.09

	2017	2016	2015
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(4.5)%	(5.4)%	(5.1)%

Operating expenses	5.1%	5.6%	5.1%
Allocation to Special Limited Partner	-%	-%	-%

Total expenses and allocation to Special Limited Partner	5.1%	5.6%	5.1%

Total return:
Total return before allocation to Special Limited Partner	(5.3)%	6.5%	(7.7)%
Allocation to Special Limited Partner	-%	-%	-%

Total return after allocation to Special Limited Partner	(5.3)%	6.5%	(7.7)%

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

9.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$84,068	$80,736	$66,281	$47,738
Total expenses	(524,166)	(505,507)	(549,890)	(592,152)
Total trading results	(1,093,605)	930,105	(861,265)	600,842

Net income (loss)	$(1,533,703)	$505,334	$(1,344,874)	$56,428

Increase (decrease) in net asset value per Redeemable Unit	$(125.40)	$40.18	$(100.78)	$7.01

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total investment income	$29,710	$20,146	$19,440	$27,959
Total expenses	(660,088)	(660,352)	(640,276)	(711,864)
Total trading results	847,729	6,135,467	220,120	(2,056,707)

Net income (loss)	$217,351	$5,495,261	$(400,716)	$(2,740,612)

Increase (decrease) in net asset value per Redeemable Unit	$15.22	$379.15	$(24.31)	$(166.05)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New

York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of no person who beneficially own more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Redeemable Units	General Partner	136.5679	1.2%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017	$63,000
2016	$78,000

(2)	Audit-Related Fees. None

(3)	Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively for professional services in connection with tax compliance, tax advice and tax planning.

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016.

Condensed Schedule of Investments at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

Notes to Financial Statements

(2)	Exhibits:

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

(c)

Amendment No.  2 to the Second Amended and Restated Limited Partnership Agreement, dated and effective December 8, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December  13, 2017 and incorporated herein by reference).

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

10.2		Form of Subscription Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.3	(a)

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

(c)

Letter from the General Partner amending the Advisory Agreement by and among the Partnership, the General Partner and the Advisor, dated December 20, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.4

Management Agreement among the Partnership, the General Partner and Pan Capital Management, LP, dated January 6, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2015 and incorporated herein by reference).

10.5

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.6

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
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.