Form 10-Q
period 2018-03-31
Managed Futures Premier Energy Fund L.P. II
filed 2018-05-10
CIK 1227268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes      No X

As of April 30, 2018, 11,114.8958 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Energy Fund L.P. II

Statements of Financial Condition

	March 31,	December 31,

	2018	2017

	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$37,331,093	$36,909,040
Restricted cash	1,422,883	2,258,201
Net unrealized appreciation on open futures contracts	400,115	-
Options purchased, at fair value (premiums paid $147,960 and $0 at March 31, 2018 and December 31, 2017, respectively)	68,880	-

Total equity in trading account	39,222,971	39,167,241

Cash at bank	-	437
Interest receivable	41,222	31,067

Total assets	$39,264,193	$39,198,745

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$128,353
Options written, at fair value (premiums received $401,938 and $583,818 at March 31, 2018 and December 31, 2017, respectively)	279,504	545,500
Accrued expenses:
Ongoing selling agent fees	64,974	64,208
Management fees	40,390	39,914
General Partner fees	24,234	23,949
Professional fees	145,717	142,773
Redemptions payable to General Partner	50,000	-
Redemptions payable to Limited Partners	167,135	698,956

Total liabilities	771,954	1,643,653

Partners’ Capital:
General Partner, 121.9349 and 136.5679 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	416,641	435,257
Limited Partners, 11,143.2758 and 11,646.8598 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	38,075,598	37,119,835

Total partners’ capital (net asset value)	38,492,239	37,555,092

Total liabilities and partners’ capital	$39,264,193	$39,198,745

Net asset value per Redeemable Unit	$3,416.91	$3,187.11

See accompanying notes to financial statements.

Managed Futures Premier Energy Fund L.P. II

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	4,377	$4,447	0.01%

Total futures contracts purchased		4,447	0.01

Futures Contracts Sold
Energy	3,470	395,668	1.03

Total futures contracts sold		395,668	1.03

Net unrealized appreciation on open futures contracts		$400,115	1.04%

Options Purchased
Calls
Energy	246	$68,880	0.18%

Total options written (premiums paid $147,960)		$68,880	0.18%

Options Written
Calls
Energy	144	$(123,984)	(0.32)%
Puts
Energy	144	(155,520)	(0.40)

Total options written (premiums received $401,938)		$(279,504)	(0.72)%

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

Managed Futures Premier Energy Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Investment Income:
Interest income	$107,429	$47,738

Expenses:
Clearing fees	91,938	81,046
Ongoing selling agent fees	197,180	230,770
Management fees	122,565	143,502
General Partner fees	73,539	86,101
Professional fees	40,161	50,733

Total expenses	525,383	592,152

Net investment loss	(417,954)	(544,414)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,576,558	1,687,692
Net change in unrealized gains (losses) on open contracts	533,504	(1,086,850)

Total trading results	3,110,062	600,842

Net income (loss)	2,692,108	56,428
Redemptions - General Partner	(50,000)	-
Redemptions - Limited Partners	(1,704,961)	(1,049,923)

Net increase (decrease) in Partners’ Capital	937,147	(993,495)
Partners’ Capital, beginning of period	37,555,092	47,004,152

Partners’ Capital, end of period	$38,492,239	$46,010,657

Net asset value per Redeemable Unit (11,265.2107 and 13,640.4377 Redeemable Units outstanding at March 31, 2018 and 2017, respectively)	$3,416.91	$3,373.11

Net income (loss) per Redeemable Unit *	$229.80	$7.01

Weighted average Redeemable Units outstanding	11,527.1417	13,853.4257

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of March 31, 2018, all trading decisions are made for the Partnership by Pan Capital Management, LP (“Pan”, the “Advisor” or the “Special Limited Partner”), a registered commodity trading advisor.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2018.

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During the reporting period and prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

The Partnership entered into a customer agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association fees (the “clearing fees”). The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership will receive monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All other interest income will be retained by the Partnership. The Customer Agreement may generally be terminated upon notice by either party.

The Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end net assets. Month-end net assets, for purposes of calculating ongoing selling agent fees, are net assets, as defined in the limited partnership of the Partnership (“the Limited Partnership Agreement”), prior to the reduction of the current month’s ongoing selling agent fees, management fees, profit share allocation accrued, the General Partner fees, professional fees and any redemptions or distributions as of the end of such month.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as set forth in the Limited Partnership Agreement.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $1,422,883 and $2,258,201, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$266.06	$46.31
Net investment loss	(36.26)	(39.30)

Increase (decrease) for the period	229.80	7.01
Net asset value per Redeemable Unit, beginning of period	3,187.11	3,366.10

Net asset value per Redeemable Unit, end of period	$3,416.91	$3,373.11

	Three Months Ended
	March 31,
	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.4)%	(4.8)%

Operating expenses	5.6%	5.2%
Allocation to Special Limited Partner	-%	-%

Total expenses and allocation to Special Limited Partner	5.6%	5.2%

Total return:
Total return before allocation to Special Limited Partner	7.2%	0.2%
Allocation to Special Limited Partner	-%	-%

Total return after allocation to Special Limited Partner	7.2%	0.2%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2018 and 2017 were 6,478 and 5,986, respectively. The monthly average number of option contracts traded by the Partnership during the three months ended March 31, 2018 and 2017 were 219 and 927, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisor.

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of March 31, 2018 and December 31, 2017, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
March 31, 2018	Recognized	Condition	Condition	Instruments	Pledged/Received*	Net Amount
Assets
Futures	$785,065	$(384,950)	$400,115	$-	$-	$400,115

Total assets	$785,065	$(384,950)	$400,115	$-	$-	$400,115

Liabilities
Futures	$(384,950)	$384,950	$-	$-	$-	$-

Total liabilities	$(384,950)	$384,950	$-	$-	$-	$-

Net fair value						$400,115	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in	Presented in	Statements of Financial Condition
		the Statements	the Statements
	Gross Amounts	of Financial	of Financial	Financial	Cash Collateral
December 31, 2017	Recognized	Condition	Condition	Instruments	Pledged/Received*	Net Amount
Assets
Futures	$1,884,990	$(1,884,990)	$-	$-	$-	$-

Total assets	$1,884,990	$(1,884,990)	$-	$-	$-	$-

Liabilities
Futures	$(2,013,343)	$1,884,990	$(128,353)	$-	$-	$(128,353)

Total liabilities	$(2,013,343)	$1,884,990	$(128,353)	$-	$-	$(128,353)

Net fair value						$(128,353)	*

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
Assets

Futures Contracts

Energy	$785,065

Total unrealized appreciation on open futures contracts	785,065

Liabilities

Futures Contracts

Energy	(384,950)

Total unrealized depreciation on open futures contracts	(384,950)

Net unrealized appreciation on open futures contracts	$400,115	*

Assets

Options Purchased

Energy	$68,880

Total options purchased	$68,880	**

Liabilities

Options Written

Energy	$(279,504)

Total options written	$(279,504)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended
	March 31,
Sector	2018		2017
Energy	$3,110,062		$600,842

Total	$3,110,062	***	$600,842	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded swaps and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$785,065	$785,065	$-	$-
Options purchased	68,880	68,880	-	-

Total assets	$853,945	$853,945	$-	$-

Liabilities
Futures	$384,950	$384,950	$-	$-
Options written	279,504	279,504	-	-

Total liabilities	$664,454	$664,454	$-	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,884,990	$1,884,990	$-	$-

Total assets	$1,884,990	$1,884,990	$-	$-

Liabilities
Futures	$2,013,343	$2,013,343	$-	$-
Options written	545,500	545,500	-	-

Total liabilities	$2,558,843	$2,558,843	$-	$-

Managed Futures Premier Energy Fund L.P. II

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in its trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2018.

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

For the three months ended March 31, 2018, Partnership capital increased 2.5% from $37,555,092 to $38,492,239. This increase was attributable to a net gain of $2,692,108, which was partially offset by redemptions of 14.6330 General Partner Redeemable Units resulting in an outflow of $50,000 and redemptions of 503.5840 limited partner Redeemable Units resulting in an outflow of $1,704,961. Future redemptions could impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit increased 7.2% from $3,187.11 to $3,416.91 as compared to an increase of 0.2% in the same period of 2017. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $3,110,062. Gains were primarily attributable to the Partnership’s trading of commodity futures in natural gas. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2017 of $600,842. Gains were primarily attributable to the Partnership’s trading of commodity futures in natural gas.

During the first quarter, the most notable gains were recorded during January from long positions in natural gas futures as prices rallied higher throughout the month amid cold weather-driven demand and shrinking supply stocks. During February, gains were primarily achieved during the opening days of the month as the Partnership’s long positions benefitted from reversal higher in natural gas prices. Smaller gains were also experienced during March’s opening and closing days due to long positions in natural gas futures as prices moved higher.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interests on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income earned for the three months ended March 31, 2018 increased by $59,691 as compared to the corresponding period in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (i) the average daily equity maintained in cash in the Partnership’s account, (ii) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (iii) interest rates over which neither the Partnership nor MS&Co. has control.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2018 increased by $10,892 as compared to the corresponding period in 2017. The increase in clearing fees was primarily due to an increase in the number of trades made by the Advisor during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2018 decreased by $33,590 as compared to the corresponding period in 2017. This decrease was primarily due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2018 decreased by $20,937 as compared to the corresponding period in 2017. The decrease in management fees was primarily due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s Advisor and (ii) monitoring the activities of the Advisor. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2018 decreased by $12,562 as compared to the corresponding period in 2017. This decrease was primarily due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2018 and 2017. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended March 31, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, the Partnership’s total capitalization was $38,492,239. The Partnership’s Value at Risk as of March 31, 2018 was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$1,633,507	4.24%	$2,970,462	$937,028	$2,148,179

Total	$1,633,507	4.24%

*	Average of month-end Values at Risk.

As of December 31, 2017, the Partnership’s total capitalization was $37,555,092. The Partnership’s Value at Risk as of December 31, 2017 was as follows:

December 31, 2017

			Twelve Months Ended December 31, 2017
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were no additional subscriptions by limited partners. The Redeemable Units and Special Limited Partner Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemptions, the General Partner relied on the fact that the Redeemable Units and Special Limited Partner Redeemable Units were purchased by accredited investors in a private offering.

The Partnership no longer offers Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	314.1880	$ 3,374.38	N/A	N/A
February 1, 2018 - February 28, 2018	140.4820	$ 3,399.99	N/A	N/A
March 1, 2018 - March 31, 2018	48.9140	$ 3,416.91	N/A	N/A
	503.5840	$ 3,385.65	N/A	N/A

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

MANAGED FUTURES PREMIER ENERGY FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.